Form 10-K
period 2020-12-29
CHEESECAKE FACTORY INC
filed 2021-02-24
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 30, 2020, was $966,678,114 (based on the last reported sales on The Nasdaq Stock Market on that date).

As of February 17, 2021, 45,827,047 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on May 27, 2021.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility and in our CSR report (defined below), the effects of the COVID-19 pandemic on our financial condition and our results of operations, including our expectations with respect to our ability to reopen and keep open our restaurants, financial guidance and projections and statements with respect to the acquisition of North Italia and Fox Restaurant Concepts LLC ("FRC") and expectations regarding accelerated and diversified revenue growth as a result of the acquisition of North Italia and FRC, as well as expectations of our future financial condition, results of operations, sales, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; operate Social Monk Asian Kitchen; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of our restaurants, international licensee restaurants and our bakery operations; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; economic, public health and political conditions that impact consumer confidence and spending, including the impact of the COVID-19 pandemic and other health epidemics or pandemics on the global economy; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts, Social Monk Asian Kitchen and other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including laws and regulations related to COVID-19 impacting restaurant operations and customer access to off- and on-premises dining; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; unanticipated costs that may arise in connection with a return to normal course of business, including potential negative impacts from furlough actions; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of the resumption of our new unit development; compliance with debt covenants; strategic capital allocation decisions including any share repurchases or dividends; the ability to achieve projected financial results; economic and political conditions that impact consumer confidence and spending; impact of tax reform legislation; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risk, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

Summary Risk Factors

Our business is subject to a number of risks and uncertainties. These risks are more fully described in the section titled “Risk Factors” included in Part I, Item 1A of this report. These risks include, among others, the following:

●	The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have significantly disrupted and will continue to disrupt our business.
●	The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance.
●	Our inability to grow comparable restaurant sales could adversely affect our financial performance.
●	If we are unable to protect our reputation, the value of our brands and sales at our restaurants may be negatively impacted.
●	If we are unable to offset high labor costs, our cost of doing business will significantly increase.
●	If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues.
●	Concerns relating to the COVID-19 pandemic and other diseases, food safety and food-borne illness could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation.
●	Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences, could negatively impact our operations and competitive position.
●	Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business.
●	If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may be subject to certain risks and may experience data loss, increased costs or other harm.
●	Our failure to realize the anticipated benefits of our acquisition of North Italia and the remaining business of Fox Restaurant Concepts LLC could materially adversely affect our financial performance.
●	Our failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition.
●	Our performance of certain obligations under our Subscription Agreement with RC Cake Holdings LLC could materially reduce our liquidity.
●	We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas.
●	Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities.
●	Our inability to maintain a secure environment for customers’ and staff members’ personal data could result in liability and harm our reputation.

ITEM 1.          BUSINESS

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 294 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within our Fox Restaurant Concepts business. Internationally, 27 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

Our business originated in 1972 when Oscar and Evelyn Overton founded a small bakery in the Los Angeles area. In 1978, their son, David Overton, our Chairman of the Board and Chief Executive Officer, led the creation and opening of the first The Cheesecake Factory restaurant in Beverly Hills, California. In 1992, the Company was incorporated in Delaware as The Cheesecake Factory Incorporated (referred to herein as the “Company” or as “we,” “us” and “our”). Our executive offices are located at 26901 Malibu Hills Road, Calabasas Hills, California 91301, and our telephone number is (818) 871-3000.

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2020, 2019 and 2018 each consisted of 52 weeks and fiscal year 2021 will also consist of 52 weeks.

COVID-19 Pandemic

We have experienced significant disruptions to our business due to the COVID-19 pandemic and related suggested and mandated social distancing and shelter-in-place orders, which initially resulted in the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis. The impacts of the COVID-19 pandemic on our business are discussed in further detail throughout this Business section, Item 1A - Risk Factors, and Part II - Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The Cheesecake Factory

The Cheesecake Factory restaurants strive to provide a distinctive, high-quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high-energy setting with attentive, efficient and friendly service. As a result, The Cheesecake Factory restaurants appeal to a diverse customer base across a broad demographic range. Our extensive menu and strategic selection of locations enable us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants, as well as special occasion dining. The Cheesecake Factory restaurants are generally open seven days a week for lunch and dinner, and we offer additional menu items for weekend brunch. Most of our locations are closed on Thanksgiving and Christmas. All of our restaurants offer a full-service bar where our entire menu is served. Alcoholic beverage sales represented 9% of The Cheesecake Factory restaurant sales for fiscal year 2020 compared to 12% in fiscal 2019, primarily due to lower alcoholic beverage sales associated with off-premise orders, which increased significantly during the COVID-19 pandemic.

All items on our menu, except alcoholic beverages where disallowed by regulation, are available for off-premise consumption. Off-premise sales represented approximately 43% of our restaurant sales for fiscal year 2020, an increase from approximately 16% in fiscal 2019 as most of our restaurants shifted to an off-premise-only operating model at the beginning of the COVID-19 pandemic and consumer behavior shifted toward off-premise dining throughout the pandemic. We work with a third party to provide delivery service, which is now available at all of our restaurants. In addition, we offer online ordering for to-go sales at all of our domestic locations.

The Cheesecake Factory menu features approximately 250 items, including items presented on supplemental menus, such as our SkinnyLicious® menu that offers innovative items at 590 calories or less. Our core menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, small plates, pastas, salads, sandwiches and omelettes, including “Super” food choices and a selection of gluten-free items. Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps, Avocado Eggrolls, Vegan Cobb Salad and our Bacon-Bacon Cheeseburger.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants. We offer approximately 45 varieties of proprietary cheesecake and other desserts in our restaurants. Our brand identity and reputation for offering premium desserts results in a significant level of dessert sales, representing approximately 21% of The Cheesecake Factory restaurant sales for fiscal year 2020, up from 16% in fiscal 2019, primarily driven by increased dessert incident rates on off-premise orders during the COVID-19 pandemic.

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

The restaurant industry is highly competitive with respect to menu and food quality, service, access to qualified operations personnel, location, decor and value. We compete directly and indirectly for customer traffic with national and regional casual dining restaurant chains, as well as independently-owned restaurants. In addition, we face competition for customer traffic from fast casual and quick-service restaurants, home delivery services, mobile food service, grocery stores and meal kits that are increasing the quality and variety of their food products in response to customer demand. This increased competition, coupled with an oversupply of restaurants, has driven declines in casual dining industry comparable traffic in recent years. This backdrop has made it even more challenging to improve customer traffic. However, we believe the COVID-19 pandemic could drive a contraction in restaurant supply and in turn, could result in more favorable conditions to grow customer traffic and comparable restaurant sales. We also compete with other restaurants and retail establishments for quality sites and qualified staff and managers to operate our restaurants. (See Item 1A — Risk Factors — Risks Related to the Restaurant Industry— “Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.”)

The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:

Extensive and Innovative Menu, Made Fresh from Scratch. Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing. In contrast to many restaurant chains, substantially all of our menu items, except those desserts produced at our bakery facilities, are prepared from scratch daily at our restaurants with high-quality, fresh ingredients using innovative and proprietary recipes. One of our competitive strengths is our ability to anticipate customer preferences and adapt our expansive menu to the latest trends. We regularly update our ingredients and cooking methods, as well as create new menu items and new categories of food offerings at our restaurants, such as our SkinnyLicious® menu, “Super” food selections and gluten-free choices, further enhancing the variety, quality and price points offered and keep our menu relevant to our customers. All new menu items are selected based on anticipated sales popularity and profitability. We also regularly introduce new and innovative cheesecakes and other baked desserts. In 2020, we launched the Chocolate Caramelicious Cheesecake Made with Snickers® in conjunction with National Cheesecake Day, as well as the Low-Licious Cheesecake, a low carb, no sugar-added and gluten-free offering.

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

Value Proposition. We believe our restaurants are recognized by customers for offering value with a large variety of freshly prepared menu items across a broad array of price points and generous portions at moderate prices. The average check for each customer, including beverages and desserts, was approximately $28.90, $23.50 and $22.60 for fiscal 2020, 2019 and 2018, respectively. Fiscal 2020 average check reflects the impact of higher off-premise channel mix, as most of our restaurants shifted to an off-premise-only operating model at the beginning of the COVID-19 pandemic and consumer behavior shifted toward off-premise dining throughout the pandemic. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is higher as most off-premise orders are for more than one customer.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High-quality Staff Members. Our mission is to “create an environment where absolute guest satisfaction is our highest priority.” We strive to consistently exceed the expectations of our customers in all aspects of their experiences in our restaurants. One of the most important aspects of delivering a consistent and dependable level of service is having a team of experienced managers who can successfully operate our high-volume, complex restaurants. Our recruitment, selection, training, retention and internal promotion programs are among the most comprehensive in the restaurant industry, helping us to attract and retain qualified staff members who are motivated to consistently provide excellence in restauranteuring and customer hospitality. By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence. (See “Restaurant Operations, Management and Staffing” below.) Our commitment to people-focused programs and creating a great workplace for all of our staff and managers contributed to The Cheesecake Factory being named to Fortune magazine’s list of “100 Best Companies to Work For®” in February 2020, for the seventh consecutive year.

High-quality, High-Profile Restaurant Locations and Flexible Site Layouts. We target restaurant sites in high-quality, high-profile locations with a balanced mix of retail shopping, entertainment, residences, tourism and businesses. We have the flexibility to design our restaurants to accommodate a wide array of urban and suburban site layouts, including multi-level locations. Our restaurants feature large, open dining areas, high ceilings where available, a contemporary kitchen design and a bakery counter that features our desserts while also serving as a strategic location to facilitate our off-premise sales. The layouts are flexible, permitting tables and seats to be easily rearranged to accommodate small and large parties, thus permitting more effective utilization of seating capacity. Interior and exterior patio seating, either or both of which are available at approximately 95% of our restaurants, allow for additional customer capacity at a comparatively low occupancy cost per seat. During the COVID-19 pandemic, we have also been able to access additional space to augment our outdoor seating capacity in some locations. Exterior patio seating is generally available as weather permits. (See “New Restaurant Site Selection and Development” below.)

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

New Restaurant Site Selection and Development

The Cheesecake Factory concept has demonstrated success in a variety of layouts (e.g., single or multi-level and varying interior square feet), site locations (e.g., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes, entertainment centers and urban street locations — either freestanding or in-line) and trade areas. Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high-quality, high-profile locations that meet our rigorous site standards. Subject to our broader capital allocation strategy, we plan to open as many locations in any given year as there are sites available that meet our site selection criteria. It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control , including the effects of the COVID-19 pandemic. (See Item 1A — Risk Factors — Risks Related to Our Business— “Our inability to secure an adequate number of high-quality sites for future restaurant openings could adversely affect our ability to grow our business.”) We have the flexibility in our restaurant designs to penetrate a wide variety of markets across varying population densities in both existing and new markets. We continue to target approximately 300 Company-owned and operated The Cheesecake Factory restaurants domestically over time.

The locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. We consider many factors when assessing the suitability of a site, including the demographics of the trade area such as average household income, and historical and anticipated population growth. Since our restaurants can be successfully executed within a variety of site locations and layouts, we are highly flexible in choosing suitable locations. While there are common decor elements within each of our restaurant sites, the designs are customized for the specifics of each location, including the building type, square footage and layout of available space. Our existing restaurants range from 5,000 to 21,000 interior square feet, and we expect the majority of our new restaurants to vary between 7,000 and 10,000 interior square feet, generally with additional exterior and/or interior patio seating, selected appropriately for each market and specific site.

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

Average sales per location for The Cheesecake Factory restaurants open for the full year were approximately $7.8 million, $10.7 million and $10.7 million for fiscal 2020, 2019 and 2018, respectively. Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot. Average sales per productive square foot (defined as all interior square footage plus seasonally adjusted exterior patio square footage) for restaurants open for the full year were approximately $716, $986 and $978 for fiscal 2020, 2019 and 2018, respectively. Fiscal 2020 average sales per location and average sales per productive square foot reflect the impact of the COVID-19 pandemic on our business. Fiscal 2020 average sales per square foot adjusted for interior capacity restrictions related to the COVID-19 pandemic was $1,127. The variance as compared to fiscal 2019 was primarily due to an increase in off-premise sales. Fluctuations in both average sales per location and average sales per productive square foot generally track with comparable restaurant sales trends. (See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on comparable restaurant sales.)

We currently lease all of our restaurant locations and utilize capital for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our restaurant premises. Total costs are targeted at approximately $1,000 per interior square foot for The Cheesecake Factory restaurants. Our distinctive design and decor require a higher investment per square foot than is typical for the casual dining industry. However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors. The construction costs to build our restaurant premises vary depending on a number of factors, including geography, the complexity of our build-out, site characteristics, governmental fees and permits, labor and material conditions in the local market, weather and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements. These costs have trended higher over the past several years due primarily to wage inflation and the availability of trade labor in certain geographies.

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

Restaurant Operations

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

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high-quality, experienced restaurant-level management and other operational personnel. Each restaurant is generally staffed with one General Manager (“GM”), one Executive Kitchen Manager (“EKM”), and an average of six to ten additional kitchen and front-of-the-house managers and approximately 170 hourly staff members, both depending on the size and sales volume of each restaurant. Our GMs and EKMs possess an average of more than ten years of experience with the Company. This tenure and knowledge drives our high productivity and contributes to our ability to deliver an exceptional customer experience. When the closure of our dining rooms in March 2020 due to the COVID-19 pandemic necessitated the furloughing of approximately 41,000 hourly staff members, we made the decision to retain our restaurant management teams which we believe enabled us to adapt quickly to a mandated off-premise only operating model and reopen indoor dining rooms safely when allowed. All newly-recruited restaurant managers complete an extensive training program during which they receive both classroom and on-the-job instruction in areas such as food quality and safety, customer service, financial management, staff relations and safely serving alcohol. Managers continue their development by participating in and completing a variety of training and development activities to assess and further develop their skills and knowledge necessary for upward progression through our management levels. Our GMs regularly meet to receive hands-on training, share best practices and celebrate Company successes, all of which help to foster the unique culture of our brand.

Each restaurant GM reports to an Area Director of Operations (“ADO”) who supervises the operations of six to eight restaurants within a geographic area. In turn, each ADO reports to one of four Regional Vice Presidents of Restaurant Operations. Our EKMs report to their GMs, but are also supervised by an Area Kitchen Operations Manager responsible for between eight and ten restaurants. Our restaurant field supervision organization also includes our Senior Vice President of Restaurant Operations, Senior Vice President of Kitchen Operations, an operations services team and our performance development department who are collectively responsible for day-to-day operations, managing new restaurant openings and training for all operational managers and staff.

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

Expansion of Licensed Locations

We currently have licensing agreements with three restaurant operators to develop and operate The Cheesecake Factory® brand restaurants in selected international markets. Our licensees invest their capital to build and operate the restaurants, and we receive initial development fees, site and design fees and ongoing royalties based on our licensees’ restaurant sales. In addition, these licensees purchase bakery products branded under The Cheesecake Factory® mark from us. Once the operating environment normalizes from the COVID-19 pandemic and assuming full capacity conditions are ultimately permitted in each jurisdiction, we project each international licensed location to contribute approximately $0.01 in annual earnings per share (“EPS”), on average, once the location has been in operation for a full year. As of February 24, 2021, our international licensees operated the following The Cheesecake Factory restaurants:

Licensee Location	Restaurant Location	# of Restaurants
Kuwait (1)	Bahrain	1
	Kingdom of Saudi Arabia	4
	Kuwait	3
	Qatar	3
	United Arab Emirates	6
Mexico (2)	Mexico	6
Hong Kong (3)	Beijing	1
	Hong Kong	1
	Macau	1
	Shanghai	1
Total		27
(1)	This licensee, or its affiliates, also has the right to develop restaurants in Egypt, with the opportunity to expand the agreement to include Algeria, Hungary, Iraq, Libya, Morocco, Poland, Russia, Slovakia, The Czech Republic, Tunisia, Turkey and Ukraine.
(2)	This licensee, or its affiliates, also has the right to develop restaurants in Chile, with the opportunity to expand the agreement to include Argentina, Brazil, Colombia and Peru.
(3)	This licensee, or its affiliates, also has the right to develop restaurants in Taiwan, with the opportunity to expand the agreement to include Japan, South Korea, Malaysia, Singapore and Thailand.

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

Due to the complexities of opening The Cheesecake Factory restaurants in other countries, including, but not limited to, the selection and design of appropriate sites, construction of our complex restaurant designs, training of licensees’ staff members, approval of supply sources and exportation of our bakery products to new countries, the number and timing of new openings in foreign countries may vary from expectations. (See Item 1A — Risk Factors — Risks Related to Our Business— “We face a variety of risks and challenges related to our international operations and global brand development efforts, any of which could materially adversely affect our financial performance.”)

Consumer Packaged Goods

Given the strong affinity for The Cheesecake Factory® brand, in 2017 we began leveraging opportunities in the consumer packaged goods channel. We now partner with third-party manufacturers to offer a variety of products marketed under The Cheesecake Factory At Home® mark. These offerings include our Famous "Brown Bread," refrigerated puddings and ice cream available in select retail stores nationwide. We are actively evaluating other synergistic, on-brand licensing opportunities to add incremental revenue streams to our business.

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

North Italia is a modern interpretation of Italian cooking in the upscale casual dining segment. Dishes are handmade from scratch daily. The menu features appetizers, salads, fresh pastas, pizzas and entrees. Examples of menu offerings include White Truffle Garlic Bread, Tuscan Kale Salad, Bolognese, Burrata Tortelloni, Margherita Pizza, Tuscan Half Chicken, Chicken Parmesan and Braised Short Rib. North Italia offers an assortment of wines, beers and house-made cocktails. Alcoholic beverage sales represented 24% of North Italia sales for fiscal year 2020 compared to 29% for the fourth quarter of fiscal 2019. This decrease was primarily due to lower alcoholic beverage sales associated with off-premise orders, which increased significantly during the COVID-19 pandemic. North Italia restaurants are generally open seven days a week for lunch, dinner and weekend brunch. We see a number of potential synergistic attributes, including operations and real estate development, as well as significant market opportunity for an on-trend Italian offering. North Italia's operations have been relocated to the Company's corporate headquarters to help scale the concept nationally.

With Italian cuisine the number one ethnic food category in the United States, coupled with strong national reception of the North Italia concept to-date, we believe there is potential for 200 domestic locations over time, which supports our plan for approximately 20% annual unit growth as the operating environment for the full-service segment of the restaurant industry normalizes from the COVID-19 impact. We target an average unit size of 5,000 to 6,500 square feet and average sales per mature location of approximately $7 million, or approximately $1,200 per interior square foot.

FRC operates as an independent subsidiary in Phoenix, Arizona. Its concepts are diverse in industry segment, occasions, square footage and geography. FRC's largest concept, Flower Child, operates in the fast casual dining segment, offering a customizable menu, made fresh from scratch, featuring locally-sourced, all-natural and organic ingredients. Flower Child is a potential opportunity for us to diversify our portfolio in a strong and growing niche. Other FRC potential growth concepts include Culinary Dropout and Blanco, which together with the other FRC brands, serve as an ecosystem for talent, menu and design development.

We expect to target approximately 15% to 20% annual unit growth for the aggregate FRC portfolio as the operating environment for the restaurant industry normalizes from the COVID-19 impact, driven primarily by the anticipated growth of the Flower Child concept, complemented by additional market tests of the potential growth concepts. Unit sizes range from approximately 3,500 to 15,000 square feet. The FRC restaurants target sales of approximately $1,000 per interior square foot, on average.

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

We also leverage The Cheesecake Factory brand identity and utilize our bakery production capacity by selling cheesecakes and other baked products to external foodservice operators, retailers and distributors. Current large-account customers include retail and supermarkets, foodservice distributors and operators, a national retail bookstore, other restaurants and national warehouse clubs. We also currently sell a selection of our cakes online and in catalogs domestically through an agreement with an upscale retailer. Items produced for outside accounts are marketed under The Cheesecake Factory At Home® marks and other private labels.

We also sell baked goods internationally in approximately 25 countries under The Cheesecake Factory At Home® mark. Offering our cheesecakes and other baked desserts internationally is important to our branding, creating awareness and driving demand, not only for bakery products but for the international expansion of our restaurants.

Other Concepts

We also operate Grand Lux Cafe and Social Monk Asian Kitchen. At present, we have no plans to open additional locations of these concepts.

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

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of the commodities purchased by us can be subject to volatility due to market supply and demand factors outside of our control. We mitigate the risk of supply shortages and obtain competitive prices by utilizing multiple qualified suppliers for substantially all our ingredients and supplies. Certain of our suppliers were adversely impacted by the COVID-19 pandemic and as a result, we experienced certain shortages of food items and other supplies at our restaurants, none of which had a material impact on our operations.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2020, we had no hedging contracts in place. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

Information Technology

This information technology discussion, unless otherwise noted, relates to The Cheesecake Factory, North Italia, Grand Lux Cafe and Social Monk Asian Kitchen restaurants. We have completed our assessment of the information technology systems and infrastructure for the FRC brands and are in the process of implementing identified improvements. Our technology-enabled business solutions are designed to provide effective financial controls, cost management, improved efficiencies and enhanced customer experience. Our business intelligence solution and data warehouse architecture provide corporate and restaurant management with information and insights into key operational metrics and performance indicators. This framework delivers enterprise reporting, dashboards and analytics, and allows access to metrics such as quote and wait time accuracy, staff member retention trends, and restaurant quality and service analyses.

Our restaurant point of sale and back-office systems provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. Our restaurants offer online ordering for to-go sales, and the point of sale system is integrated with our delivery provider to drive efficiencies in the restaurants and enhance the customer delivery experience. We utilize a customer satisfaction measurement platform that leverages the “Net Promoter Score” methodology. The data and analytics provided by this software provide us with actionable insights to better understand what customer experience opportunities should be addressed, while reinforcing positive staff behaviors. To enable a safer and improved customer experience in response to the COVID-19 pandemic, we implemented remote greeting and QR code menu capabilities as well as a touchless payment option.

Our kitchen management system, which is in place at The Cheesecake Factory, Grand Lux Cafe and Social Monk Asian Kitchen restaurants, provides automated routing and cook line balancing, and synchronizes order completion, ticket time and cook time data, promoting more efficient levels of labor and productivity without sacrificing quality. We leverage our recipe viewer system to ensure timely and accurate recipe updates, and to provide instructional media content and detailed procedures enabling our staff to consistently prepare our highly complex, diverse menu across all locations. We utilize a web-based labor scheduling solution to enhance scheduling precision and staff satisfaction. We also employ a web-based notification and tracking solution to contact our restaurants and monitor progress in the event of a needed product withdrawal or recall.

Restaurant hardware and software support is provided by both our internal support services team as well as third-party vendors. Each restaurant has a private high-speed wide area connection to send and receive critical business data as well as to access web-based applications securely as well as a failover capability whereby a secondary public circuit is used to automatically establish a secure connection to our private network if the primary connection becomes unavailable. We employ modern restaurant switching and routing technology that allows us to leverage and support contemporary security standards and practices and employ wireless capability for a variety of mobile uses. All of our core and critical applications are housed in external tier 3 data centers. To mitigate business interruptions, we utilize a disk-based data backup and replication infrastructure between our onsite and external data centers, so all data is replicated nightly between the sites.

We employ a multi-discipline security incident response plan to recognize, manage and resolve cybersecurity threats, and require cybersecurity awareness training for all staff members with access to our cyber systems. We also maintain cyber risk insurance coverage to further reduce our risk profile. Security of our financial data and other sensitive information remains a high priority for us, led by our information technology department in conjunction with an interdepartmental information security council representing our key functional areas. We utilize a public key infrastructure, ensuring only trusted devices can access our network, employ Intrusion Detection and Intrusion Prevention (IDS/IPS) that scans data in transit detecting and preventing the execution of harmful code and require secure sockets layer (SSL) certificates for access to sites outside our network. To further enhance our cybersecurity protection, we utilize a third-party security operations center (SOC) provider to monitor and analyze internal network traffic for potential malicious content. Also, in an effort to further secure our customers’ credit card information, we employ a robust end-to-end encryption and tokenization platform for all credit card transactions in our restaurants, ensuring no credit card data is stored in our internal systems. This includes equipment that can also process smart payment cards, commonly referred to as EMV (Europay, Mastercard, Visa). (See Item 1A — Risk Factors — Risks Related to Information Technology and Cyber Security — “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, any of which could materially adversely affect our financial performance.”)

Marketing and Advertising

The Cheesecake Factory

We rely on our reputation, as well as our high-profile locations, media exposure and positive “word of mouth,” to maintain and grow market share. Historically, we have not used significant paid national advertising through television, radio or print, nor significant discounting for on-premise dining occasions. We utilize a social media and digital marketing strategy that allows us to engage regularly with our customers outside of our restaurants, including communication and paid advertising on Facebook®, Instagram®, YouTube®, Twitter®, Snapchat®, Pinterest® and other social media platforms, influencer marketing, Google search advertising and direct email to customers. (See Item 1A — Risk Factors — Risks Related to Our Business — “Any inability to effectively use and manage social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance.”)

Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television in connection with a variety of promotional opportunities, such as National Cheesecake Day, to perform cooking demonstrations and other brand-building exposure. We generated approximately 35 billion media impressions in fiscal 2020 at minimal cost to us. To raise awareness in the off-premise channel, we execute marketing campaigns with our third-party delivery provider and through our online ordering platform. In addition, we work with several premiere third-party gift card distributors, contributing to our brand awareness and gift card sales, as well as our consumer packaged goods licensees on co-branded marketing campaigns.

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

Seasonality and Quarterly Results

While seasonal fluctuations generally do not have a material impact on our quarterly results, year-over-year comparisons can be significantly impacted by the number and timing of new restaurant openings and associated preopening costs, the timing of holidays, the impact from inclement weather, the additional week in a 53-week fiscal year, other variations in revenues and expenses and, for the fiscal 2020 versus fiscal 2019 comparisons, by the impact of the COVID-19 pandemic and results of the Acquisition. Because of these and other factors, our financial results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

Food Safety and Quality Assurance

Our food safety processes and systems are designed to mitigate the risk of contamination and illness and to ensure compliance with regulatory requirements as well as industry standards. We continuously seek to improve our food safety and sanitation policies and procedures. Our work and management processes are verified by routine restaurant management reviews, third-party health inspection/food safety audits and regulatory agency inspections. In addition, our bakery facilities are Safe Quality Food certified in alignment with the Global Food Safety Initiative’s Global Markets Program.

The following discussion on suppliers and traceability applies to The Cheesecake Factory, Grand Lux Cafe and Social Monk Asian Kitchen restaurants and to our bakeries. We are in the process of reviewing these processes for the FRC brands. In selecting suppliers, we look for key performance indicators relating to sanitation, operations and facility management, good manufacturing and agricultural practices, product protection, government inspections and compliance, compliance with the Food Safety Modernization Act, recovery and food security. In addition to measuring and testing food safety and security practices, we strive to ensure that all our food suppliers have annual food safety and quality system audits. Our restaurants and bakery facilities also follow regulatory guidelines required for conducting and managing ingredient and product traceability. We utilize a web-based notification and tracking solution to efficiently contact our restaurants and monitor our progress in the event of a product withdrawal or recall. (See Item 1A — Risk Factors — Risks Related to the Restaurant Industry — “Concerns relating to pandemics and other diseases, food safety and food-borne illness could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation, which could materially adversely affect our financial performance.”)

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

As a provider of food products, we are subject to a comprehensive regulatory framework that governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States , including the Federal Food, Drug and Cosmetic Act, the Public Health Security and Bioterrorism Preparedness Response Act of 2002, the Federal Food Safety Modernization Act and regulations concerning nutritional labeling under the Patient Protection and Affordable Care Act of 2010. (See Item 1A — Risk Factors — Risks Related to the Restaurant Industry — “Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.”)

In order to serve alcoholic beverages in our restaurants or off-premise where permitted, we must comply with alcoholic beverage control regulations which require us to apply to a state or other governmental alcoholic beverage control authority for licenses and permits. In addition, we are subject to dram shop statutes in most of the jurisdictions in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. To help mitigate this risk, we carry liquor liability coverage as part of our existing comprehensive general liability insurance.

Various federal, state, local and foreign laws govern our operations and our relationships with our staff members, including such matters as minimum wages, breaks, scheduling, exempt classifications, equal pay, overtime, tip credits, fringe benefits, leaves, safety, working conditions, provision of health insurance, the COVID-19 pandemic and citizenship or work authorization requirements. In California, we are subject to the Private Attorneys General Act (“PAGA”) which authorizes employees to file lawsuits to recover civil penalties on behalf of themselves, other employees and the State of California for labor code violations. We must also comply with local, state and federal laws protecting the right to equal employment opportunities and prohibiting discrimination and harassment in the workplace. We have training and awareness programs in place for these areas and further expanded the curriculum in fiscal 2020. We are also subject to the regulations of the Department of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Immigration and Customs Enforcement.

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

Trade Names, Trademarks and Other Intellectual Property

We own various types of intellectual property and have applied to register trade names, logos, service marks, trademarks and copyrights (collectively, “Intellectual Property”) in the United States, Canada and in additional countries throughout the world in various categories, including without limitation, restaurant services and bakery goods. We regard our Intellectual Property, including without limitation “The Cheesecake Factory,” ”North Italia,” and a collection with the Fox Restaurant Concepts subsidiary, as well as our trade dress, as having substantial value and as being important to our marketing efforts. Our policy is to pursue registration of our important Intellectual Property whenever commercially feasible and to vigorously oppose infringements of our Intellectual Property. The duration of Intellectual Property registrations varies from country to country, and we have not registered all of our trademarks in every country in which we now or in the future may do business. However, registrations of Intellectual Property are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. We have also registered various internet domain names, including, without limitation, “www.thecheesecakefactory.com,” “northitaliarestaurants.com,” and “www.foxrc.com,” as well as derivations of these and other domain names to include international country codes. (See Item 1A — Risk Factors — Risks Related to Our Business — “Our failure to adequately protect our intellectual property could materially adversely affect our financial performance.”)

Human Capital

At the heart of our culture is the belief that our people are our most important resource. We depend on our staff members to successfully execute all aspects of our day-to-day operations that differentiate our concepts. Our ability to attract highly-motivated staff members and retain an engaged, experienced team is key to successful execution of our strategy. While we continue to operate in a competitive labor environment, we believe our people practices contribute significantly to our ability to attract talent and to The Cheesecake Factory restaurants’ industry-leading retention rates, which are consistently in the top tenth percentile of the upscale casual dining industry with respect to both restaurant management and hourly staff. (See Item 1A — Risk Factors — Risks Related to the Restaurant Industry — “If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.”)

Retention and engagement of our staff members, one of our top priorities, is fostered by our investment and support particularly in the following areas:

Culture

Cultivating and maintaining our culture is a key strategic focus. Our core values and purpose reflect who we are and how our staff members interact with one another, as well as with our customers and other external stakeholders.

Our purpose – to nurture bodies, minds, hearts and spirits – and our values – quality in everything we do; passion for excellence; integrity, respect and responsibility; people – our greatest resource; service-mindedness; dynamic leadership; high performance and create a sustainable future – are the foundation of our company culture. We seek to embed our purpose in everything we do by cultivating a sense of pride and belonging to the Company and our brands. We are proud of the way our people nurture one another and extend that nurturing to our customers and communities.

Diversity, Equity and Inclusion

We strive to offer an atmosphere of inclusion and belonging for all. We believe the cultural alignment we cultivate around respect and inclusion builds trust and promotes teamwork to achieve our common goals. Furthermore, when our people feel valued and respected for their worth as individuals, they are better able to maximize their potential at work and more likely to share their perspectives, opinions and ideas, which contributes to our ability to innovate.

With underrepresented talent making up nearly two-thirds of our workforce, we are committed to providing equal opportunities and seek to ensure there is equity in hiring, development and advancement. We continue to work to increase the percentage of both underrepresented and female talent in our senior leadership across the organization. To that end, we sponsor developmental support groups, such as The Cheesecake Factory Women’s Network Group, which helps advance women into senior-level positions.

In 2020, we strengthened our commitment to fostering an inclusive environment by forming a Diversity, Inclusion and Belonging Steering Committee to establish strategy, goals and accountability. Key accomplishments included formulating an official statement that articulates our commitment to diversity, inclusion and belonging, conducting listening sessions between executives and staff members from underrepresented groups and providing education to our entire management team aimed at developing their inclusive leadership skills.

We are proud to have been recognized by Fortune and Great Place to Work® as a Best Workplace for Diversity for two consecutive years, a Best Workplace for Women for four consecutive years and a Best Workplace for Millennials for five consecutive years.

Development and Training

We invest significant resources to ensure our people receive, what we believe to be, industry-leading training in order to maximize their potential. On average, our hourly staff members at The Cheesecake Factory restaurants receive approximately 130 hours of training per year through a combination of online coursework and in-person learning and development. Our managers receive approximately 350 hours of training and development annually, on average. Besides company-provided job training, we also encourage the pursuit of educational opportunities at The Cheesecake Factory and North Italia restaurants through our tuition reimbursement and free high school equivalency and associate degree programs for kitchen staff members. In addition, we strive to provide our staff with career advancement opportunities. Our robust training and educational programs allow us to fill a significant portion of our management positions with internal candidates.

Benefits and Wellness

We believe access to healthcare is a compelling benefit for many staff members and we offer healthcare benefits to our hourly staff members who work a minimum of 25 hours per week, on average. We attempt to provide a robust suite of benefits and wellness offerings, including access to free mental health resources, autism coverage and resources, diabetes and chronic disease care management, a maternal health program and adoption assistance.

Employee Engagement

We believe that engaging our workforce is a key factor in our business success and in turn, have developed programs to promote enthusiasm and commitment, while providing a sense of belonging. We measure our performance in this area through an annual engagement survey and pulse surveys throughout the year. These surveys give staff company-wide the opportunity to share honest feedback about their work experience. Based on survey results, leaders across the company are tasked with responsibility for creating action plans to address and respond to staff feedback.

Listening to our staff members is an essential part of building an engaged workforce, and we provide additional avenues for staff to share their ideas and concerns, including our internal crowdsourcing innovation website and our Careline, which staff can use to confidentially express their concerns.

As of December 29, 2020, we employed approximately 42,500 people, with approximately 41,000 in our restaurants and the remainder in our corporate center, FRC headquarters and bakery operations. We believe our efforts in developing and engaging our workforce and creating a great workplace for all of our staff members, have been effective, as evidenced by our recognition as one of the Fortune “100 Best Companies to Work For®” in 2020 for the seventh consecutive year. The list is published annually based on a culture review and surveys of current staff members to identify and recognize companies that create positive work environments with high employee morale and fulfillment. In addition, in 2020 we received the Workplace Legacy Award from Black Box Intelligence/People Report, which recognizes success in balancing superior people practices and best-in-class operational results in the restaurant industry.

Giving Back

Another key aspect of our culture is giving back to the communities where our staff live and work, and uniting our staff members around charitable causes personal to them. Since 2008, we have donated over $5.3 million to Feeding America, and we use the annual campaign as an opportunity to engage our teams in a culturally-aligning company-wide service program. In addition, through our nationwide food donation program, we regularly donate surplus food from our restaurants to local food rescue operations. Since the program’s inception in 2007, we have donated more than 5.8 million pounds of food, including approximately 620,000 pounds in fiscal 2020. We have similarly promoted our teams’ participation in community volunteer events, and through our gift card program, we contribute to local fundraising events for community non-profit organizations. We also believe our sustainability programs and initiatives like restaurant-based composting and recycling and replacing our off-premise packaging with materials that reduce the use of plastics and improve recyclability serve to foster pride in our staff.

COVID-19 Pandemic

Key to our management of human capital during the COVID-19 pandemic were our decisions to 1) obtain adequate personal protective equipment for our staff and require the use of face masks by our restaurant teams in addition to any jurisdictional requirements in an effort to keep our teams and customers safe; 2) institute a special paid time off program with the goal of ensuring that hourly staff and managers could afford to take adequate time off from work to care for their health and 3) retain our restaurant management teams which we believe enabled us to adapt quickly to a mandated off-premise only operating model and reopen indoor dining rooms safely when allowed.

When the closure of our dining rooms in March necessitated the furloughing of approximately 41,000 hourly staff members, the Company funded a variety of support programs in an effort to provide them with stability, including a complimentary daily meal, continuation of insurance benefits during the furlough and contributions to a COVID assistance fund that provided $2.6 million in financial grants during fiscal 2020 to staff members in need. Grants were funded through donations from the Company and its staff members. In more recent instances where we have been required to return to off-premise only restaurant operations in certain jurisdictions, we have continued to offer the complimentary daily meal and benefit protections to our furloughed teams. We believe these benefits have assisted us in maintaining a connection to furloughed staff with the goal of returning them to work as soon as dining rooms reopen.

Corporate Social Responsibility (“CSR”)

In addition to being a leader in experiential dining that strives to provide excellent food, service and hospitality to our customers, we also contribute to the well-being of our staff, local communities and the environment we all share. We regularly examine multiple aspects of our business in an effort to identify, create and implement meaningful and sustained change. For more information, please review our CSR report on the Corporate Social Responsibility page on our website at www.thecheesecakefactory.com. The contents of the CSR report and our website are not incorporated by reference into this Form 10-K.

Executive Officers of the Registrant

David Overton, age 74, serves as our Chairman of the Board and Chief Executive Officer. Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton. He is also a founding member and director of our Foundation.

David M. Gordon, age 56, was appointed President of the Company in February 2013. Mr. Gordon joined our Company in 1993 as a Manager and held operational positions, including General Manager, Area Director of Operations, Regional Vice President and Chief Operating Officer prior to his appointment as President. He is also a director of our Foundation.

Matthew E. Clark, age 51, was appointed Executive Vice President and Chief Financial Officer in 2017. Mr. Clark joined our Company in 2006 as Vice President of Strategic Planning and most recently oversaw the strategy, financial planning, treasury and risk management functions as Senior Vice President, Finance and Strategy. Earlier in his career, Mr. Clark held a number of finance positions of increasing responsibility at Groupe Danone, Kinko’s and The Walt Disney Company. He is also an advisory director of our Foundation.

Keith T. Carango, age 59, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary. Mr. Carango joined our bakery operations in 1996 to lead manufacturing and provide continuous improvement to the bakery operation. In his most recent role of Senior Vice President and Chief Operating Officer, he oversaw strategic planning, supply chain, manufacturing, distribution, human resources, quality assurance and finance. Prior to joining the Company, he held manufacturing and finance roles at Frito-Lay, Inc. and Prince Foods.

Scarlett May, age 54, serves as our Executive Vice President, General Counsel and Secretary. Ms. May joined our Company in 2018, from Brinker International, Inc., where she served as Senior Vice President, General Counsel and Secretary from 2014 to 2018. Prior to that, she was Senior Vice President, Chief Legal Officer and Secretary for Ruby Tuesday, Inc. following her earlier career in private practice.

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

Risks Related to the COVID-19 Pandemic

The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have significantly disrupted and will continue to disrupt our business, which has and could continue to materially adversely affect our financial condition and operating results for an extended period of time.

The COVID-19 pandemic has significantly disrupted and will continue to disrupt our business for the foreseeable future. Following the imposition of social distancing regulations that curtailed our restaurant operations to an off-premise only model, in late April 2020 certain jurisdictions began allowing the reopening of restaurant dining rooms, and more recently certain jurisdictions have reinstituted off-premise only regulations. We will continue to operate under capacity restrictions in those jurisdictions that permit on-premise dining for some time as social distancing protocols remain in place, and dining rooms that are currently open are subject to closure based on increases in COVID-19 case numbers and the changing rules of various jurisdictions. Additionally, an outbreak or perceived outbreak of the COVID-19 pandemic connected to one or more of our restaurants could result in restaurant closures as well as negative publicity directed at any of our brands and cause customers to avoid our restaurants. We cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols and what long-lasting effects the COVID-19 pandemic may have on consumer behavior and the restaurant industry as a whole. The regulations applicable to the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, could materially adversely affect our financial performance.

Our restaurant operations could be further disrupted if any of our restaurant staff members are diagnosed with COVID-19, which has occurred at some of our restaurants, requiring the quarantine of some or all of a restaurant’s staff members and the temporary closure of the affected restaurant. If a significant percentage of our workforce is unable to work due to COVID-19 illness, quarantine, limitations on travel or other government restrictions in connection with the COVID-19 pandemic, our operations may be negatively impacted, potentially materially adversely affecting our liquidity, financial condition or results of operations. Certain of our suppliers were similarly adversely impacted by the COVID-19 pandemic and as a result, we experienced certain shortages of food items and other supplies at our restaurants, none of which had a material impact on our operations. Our supplies may continue to be impacted by the COVID-19 pandemic, which could have an adverse effect on our operations. In addition, we furloughed approximately 41,000 staff members, and although a significant number have returned to work, we may need to implement additional furloughs depending on future events. Staff members who are furloughed might seek and find other employment, we may be unable to properly staff and reopen our restaurants with experienced staff members when the business interruptions caused by the COVID-19 pandemic abate or end.

In addition, while we have taken actions to manage our liquidity position in response to the COVID-19 pandemic, we may need to seek additional sources of liquidity. The COVID-19 pandemic is adversely affecting the availability of liquidity generally in the credit markets, and there can be no guarantee that additional liquidity will be available on favorable terms, or at all, especially the longer the COVID-19 pandemic lasts or if it were to reoccur. To this end, on May 1, 2020, we entered into an amendment (the "Amendment") to our Third Amended and Restated Loan Agreement, dated July 30, 2019 (as amended by the Amendment, the "Amended Facility"), that, among other changes, provides for net adjusted leverage ratio and EBITDAR to interest and rent expense coverage ratio covenant relief through the first quarter of fiscal 2021. Following the end of the covenant relief period, a material increase in our level of debt could cause our net adjusted leverage ratio and EBITDAR to interest and rent expense coverage ratios to be outside of permitted levels under the covenants in the Amended Facility. (See Item 1A - Risk Factors - Risks Related to our Business - "Any failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition.") To further increase our liquidity given the impact of COVID-19 on our operations, we issued 200,000 shares of Series A Convertible Preferred Stock on April 20, 2020 for an aggregate purchase price of $200 million. (See Notes 12 and 17 of Notes to Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of these events.)

To further manage our liquidity position in response to the COVID-19 pandemic and considering governmental occupancy restrictions limiting our ability to access and use our leased restaurants, we engaged our landlords in discussions to obtain rent relief. As a result, we entered into a number of lease amendments providing relief in the form of deferred and/or abated rent. If occupancy restrictions related to the COVID-19 pandemic continue for longer than expected or become more prevalent or more restrictive in connection with a reemergence or worsening of the outbreak, we may again seek to engage our landlords in discussions seeking additional rent relief. If these discussions are not successful, we may incur considerable rental expenses without sufficient offsetting operating income. We also may choose to cease operations at certain restaurants where profitability is particularly impacted by challenges related to the COVID-19 pandemic or other factors. Should we do so, we will incur significant costs associated with lease terminations and our winding down of operations at the affected restaurant(s). The COVID-19 pandemic has also adversely affected our ability to open new restaurants. We have delayed some new unit openings and will continue to evaluate the pace and quantity of new unit development until more clarity on the restaurant industry operating environment emerges. Delays in new unit development may materially adversely affect our ability to grow our business, particularly if these delays extend for a significant amount of time.

Risks Related to the Restaurant Industry

The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance.

The COVID-19 pandemic has had a significant impact on global and domestic economies and will likely continue to negatively impact these economies for some time in the future. Dining out is a discretionary expenditure that historically has been influenced by domestic and global economic conditions. In addition to the COVID-19 pandemic, these conditions include, but may not be limited to: unemployment, general and industry-specific inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policy. Material changes to governmental policy related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy, also could affect consumer discretionary spending. Any factor affecting consumer discretionary spending may influence customer traffic in our restaurants and average check amount, thus potentially having a material impact on our financial performance.

Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.

We strive to increase comparable restaurant sales by improving customer traffic trends and growing average check. Changes in customer traffic and average check amount may be impacted by a variety of factors, including, without limitation: macroeconomic conditions, including the COVID-19 pandemic, that impact consumer discretionary spending; perception of our concepts’ offerings in terms of quality, price, value and service; increased competition; changes in consumer eating habits; the evolving retail landscape, which, for reasons including the COVID-19 pandemic, is becoming increasingly influenced by technology and a growing consumer preference for convenience, value and experience; adverse weather conditions; demographic, economic and other adverse changes in the trade areas in which our restaurants are located and changes in the regulatory environment.

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

In recent years we have generated a higher mix of sales from off-premise channels as a consumer preference for convenience has increased. This shift of sales to off-premise channels has been significantly accelerated in recent months as a result of occupancy restrictions and dining room closures impacting our restaurants and other challenges related to the COVID-19 pandemic. As challenges related to the COVID-19 pandemic subside we may be unable to sustain current off-premise sales volumes. Growing competition in off-premise channels and any reduction in our ability to differentiate our concepts in these channels could negatively impact our comparable restaurant sales performance.

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

Negative publicity directed at any of our brands, regardless of factual basis, such as relating to the quality of our restaurant food or consumer packaged goods, the quality of our restaurant facilities, outbreaks of COVID-19 infections at our restaurants, customer complaints or litigation alleging injury or food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, the condition of our restaurants, labor relations, any failure to comply with applicable regulations or standards, allegations of harassment or disparate treatment based upon race, gender, national origin, religion or other class, allegations of sexual harassment, politically motivated accusations or other negative publicity, could damage our reputation. Any failure of our third-party delivery provider to represent our brands in a favorable manner could damage our reputation. These concerns are exacerbated by the speed with which negative information may now be disseminated through social media. (See Item 1A — Risk Factors — Risks Related to Our Business — “Any inability to effectively use and manage social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance”). Negative publicity about us could harm our reputation and damage the value of our brands, which could materially adversely affect our financial performance.

Over the past several years we have experienced and continue to experience significant labor cost inflation. If we are unable to offset higher labor costs, our cost of doing business will significantly increase, which could materially adversely impact our financial performance.

Increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs and a diminishing pool of potential staff members when the unemployment rate falls and legal immigration is restricted, especially in certain localities, could significantly increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance.

We believe it is becoming increasing likely that the United States federal government will significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. Should this happen, other jurisdictions that have historically mandated higher wages and greater benefits than what is required under federal law may seek to further increase wages and mandated benefits. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.

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

Any significant changes to the healthcare insurance system could impact our healthcare costs. Material increases in healthcare costs could materially adversely affect our financial performance.

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

Concerns relating to pandemics and other diseases, food safety and food-borne illness could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation, which could materially adversely affect our financial performance.

The COVID-19 pandemic has had a significant adverse impact on our customer traffic and ability to operate our restaurants and may continue to do so for the foreseeable future. Future pandemics and other diseases may have a similar or more severe impact.

We also face food safety risks, including the risk of food-borne illness and food contamination (including allergen cross contamination), which are common both in the restaurant industry and the food supply chain. While we dedicate substantial resources and provide training to ensure the safety and quality of the food we serve, these risks cannot be completely eliminated. Additionally, we rely on our network of suppliers to properly handle, store and transport our ingredients for delivery to our restaurants. Any failure by our suppliers, or their suppliers, could cause our ingredients to be contaminated, which could be difficult to detect and put the safety of our food in jeopardy. We freshly prepare our menu items at our restaurants, which may put us at greater risk for food-borne illness and food contamination outbreaks than some of our competitors who use processed foods or commissaries to prepare their food. The risk of food-borne illness also may increase whenever our menu items are served outside of our control, such as by third-party food delivery services, customer take-out or at catered events.

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

We are subject to federal and state laws that prohibit discrimination in the workplace and that set standards for the design, accessibility and operation of public facilities, such as the Americans with Disabilities Act. Compliance with these laws and regulations can be costly and failure to comply could create exposure to government proceedings and litigation. Even a perceived failure to comply could result in negative publicity that could damage our reputation and materially adversely affect our financial performance. In addition, various federal, state and local and foreign labor laws and regulations govern our operations and relationships with our staff members, including, but not limited to, minimum wages, meal and rest breaks, overtime, deductions, certain benefits (including health care benefits), safety, predictive scheduling, paid leave requirements, working conditions and citizenship and legal residency requirements. These requirements also extend to independent third-party service providers we engage to perform certain services at our restaurants. While we take precautions to ensure that our third-party service providers comply with applicable laws and to maintain an independent contractor relationship, we cannot be assured such efforts will be successful, and we may incur liability vicariously as a joint employer for failures by our independent third-party service providers to comply with applicable laws. Changes in, or any failure to comply with, these laws and regulations could subject us to fines or other legal actions, which could materially adversely affect our financial performance. Additionally, some jurisdictions have introduced (or may be planning to introduce) legislation seeking to mandate an employment relationship between companies that facilitate third-party delivery services and their service personnel. If these measures are successful, delivery costs will significantly increase and/or these companies may choose to no longer operate within such jurisdictions, either of which result could significantly impede our ability to grow off-premise sales.

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

Federal law requires restaurant operators with twenty or more locations to make certain nutritional information available to customers. Additionally, some state, local and foreign governments also have enacted legislation regulating or prohibiting the sale of or mandating disclosures relating to certain types and/or levels of ingredients in food served in restaurants, such as trans fats, sodium, genetically modified organisms (GMOs) and gluten, and are taxing or considering taxing and/or otherwise regulating high fat, high sugar and high sodium foods. While it remains unclear if and to what extent consumers may reconsider dining preferences in response to such requirements, it is clear that consumer dining preferences continue to evolve, and these preferences may evolve more rapidly in light of these new requirements. We must be able to quickly and effectively adapt to any significant shift in consumer dining preference. Our failure or inability to do so could cause our or our licensee’s restaurants to lose market share, which could materially adversely affect our financial performance.

Labor organizing could harm our operations and competitive position in the restaurant industry, which could materially adversely affect our financial performance.

Our staff members and others may attempt to unionize our workforce, establish boycotts or picket lines or interrupt our supply chains which could limit our ability to manage our workforce effectively and cause disruptions to our operations, which could materially adversely affect our financial performance. These risks have been compounded by worker safety concerns during the ongoing COVID-19 pandemic. Our labor costs may significantly increase if we become unable to effectively manage our workforce and the compensation and benefits we offer to our staff members, which also could materially adversely affect our financial performance.

Adverse weather conditions, natural disasters and health epidemics could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Adverse weather conditions, natural disasters and health epidemics can impact customer traffic, make it more difficult to fully staff our restaurants and, more severe cases, such as hurricanes, earthquakes, tornadoes, blizzards, other natural disasters or health epidemics, such as the COVID-19 pandemic, have resulted in and may in the future result in restaurant closures and curtailed operations, impediments to availability of staff and supplies and increased commodity costs, sometimes for prolonged periods of time, any of which could materially adversely affect our financial performance. Climate change may cause adverse weather conditions and natural disasters to become more frequent and less predictable, which could make it more difficult to accurately project year-to-year comparisons in sales and other factors affecting financial performance. Our cash flows may be negatively impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses. Any or all these situations could materially adversely affect our financial performance.

Acts of violence at or threatened against our restaurants or the centers in which they are located, including civil unrest, customer intimidation, active shooter situations and terrorism, could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Any act of violence at or threatened against our restaurants or the centers in which they are located, including civil unrest, customer intimidation, active shooter situations and terrorist activities, may result in damage and restricted access to our restaurants and/or restaurant closures in the short-term and, in the long-term, may cause our customers and staff to avoid our restaurants. Any such situation could adversely impact customer traffic and make it more difficult to fully staff our restaurants, which could materially adversely affect our financial performance.

Risks Related to Our Business

Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of February 24, 2021, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand.

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

Certain products and ingredients commonly used in food preparation have recently come under scrutiny for possibly posing social and environmental risks, such as from an animal welfare and sustainability perspective. We have identified some of these products and ingredients in our supply chain and have adopted a comprehensive Sustainable Sourcing Policy under which we commit to a buying preference in our supply chain by 2025, or sooner where required, for products and ingredients that are sustainably grown and harvested and which do not have negative social impact, and for products from animals that are humanely raised and processed ("sustainable products"). While we are committed to implementing these changes in as timely and commercially feasible manner as possible, there is a risk that some of our products or ingredients may become the subject of adverse media attention before we are able to do so, regardless of factual basis. Additionally, while we make significant efforts to ensure we will have a sufficient ongoing supply of sustainable products at a reasonable cost, since there is currently a smaller market for certain of these products, they may be especially susceptible to cost volatility and supply fluctuations. We cannot be certain that our supply and cost mitigation efforts or commitment to purchase sustainable products will be successful.

Our international licensees are also subject to commodity price fluctuations. While they too employ strategies to mitigate the impact these fluctuations have on their business, neither we nor they can be assured such strategies will be successful. Commodity price fluctuations could impede our international licensees' profitability and hamper their ability to grow, which could negatively impact our ability to expand our brand internationally.

If we are unable to anticipate and effectively respond to these and other increases in our operating costs, our financial performance could be materially adversely affected.

Our financial performance could be materially adversely affected if we fail to retain, or effectively respond to a loss of, key executives.

The success of our business continues to depend in critical respects on the contributions of David Overton, our founder, Chairman of the Board and Chief Executive Officer, and our other senior executives. The departure of Mr. Overton or other senior executives for any reason could have a material adverse effect on our business and long-term strategic plan. We have a succession plan that includes short-term and long-term planning elements intended to allow us to successfully continue operations should any of our senior management become unavailable to serve in their respective roles. However, there is a risk that we may not be able to implement the succession plan successfully or in a timely manner or that the succession plan will not result in the same financial performance we currently achieve under the guidance of our existing executive team.

If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may be subject to certain risks and may experience data loss, increased costs or other harm, any of which could materially adversely affect our financial performance.

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity and disaster recovery planning efforts in the event of a physical loss or damage to our corporate facilities, we utilize third-party vendors to assist us with some of our essential business processes. For example, we rely on a network of third-party distribution warehouses to deliver ingredients and other materials to our restaurants. In some instances, these processes rely on technology and may be outsourced to the vendor in their entirety and in other instances we utilize these vendors' externally-hosted business applications.

We also utilize third parties to provide gift card distribution and transaction processing services and to perform food delivery services. We derive substantial revenue from these aspects of our business, which could suffer in the event of any factor that adversely impacts our vendors' ability to provide such services. Such factors may include, without limitation, loss of, or significant change in contractual terms of, key vendor contracts, vendor or processor failures, technology failures, damage to the reputation of any key vendor and mandated employment relationships between companies that facilitate third-party delivery services and their service personnel. (See Item 1A - Risk Factors - Risks Related to the Restaurant Industry - "Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.)"

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

Any failure to realize the anticipated benefits of our acquisition ("Acquisition") of North Italia and the remaining business of Fox Restaurant Concepts LLC ("FRC") could materially adversely affect our financial performance.

In 2019, we acquired FRC's businesses with the expectation that the Acquisition will result in various benefits including, among others, business and growth opportunities and synergies in supply chain, real estate and other areas over time. Combining independent companies with separate businesses, customers, employees, cultures and systems is a complex, costly and time-consuming process. We may experience material unanticipated difficulties or expenses in connection with the integration of FRC's businesses with ours, and this process may disrupt the business of either or both companies. Some of the difficulties could include: consolidating and retaining management and other key employees; integrating information, communications and other systems; integrating purchasing, logistics, marketing and administration methods; integrating corporate and administrative infrastructures; minimizing the diversion of management's attention from ongoing business concerns; and, successfully managing and coordinating the growth of the combined company.

Even if we are able to successfully integrate FRC's businesses with ours, there can be no assurances that we will realize some or all of the anticipated benefits of the Acquisitions, within the anticipated timeframes, if at all. In addition, we may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, and general industry and business conditions may deteriorate. If any of these or other expected or unexpected factors limit our ability to achieve the anticipated benefits of the Acquisition, or if such business opportunities, growth prospects and synergies are not realized for any other reason, our financial performance could be materially adversely affected.

Any failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition.

In response to the COVID-19 pandemic, on May 1, 2020, we entered into the Amended Facility which provides for, among other things, (i) a covenant relief period (the "Covenant Relief Period") during which we are not required to comply with financial covenants requiring maintenance of the maximum Net Adjusted Leverage Ratio and minimum EBITDAR Ratio, (ii) a substitution of the Net Adjusted Leverage Ratio and EBITDAR to Interest and Rental Expense Ratio covenants with a liquidity covenant during the Covenant Relief Period and (iii) increased limitations on capital expenditures and on our ability to make restricted payments, incur debt and consummate acquisitions during the Covenant Relief Period.

Any failure to maintain debt covenants under the Amended Facility or to have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Amended Facility, or upon any violation of the covenants, could materially adversely affect our financial performance. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 for further discussion of our long-term debt.)

In addition, our increased indebtedness related to the Acquisition and our resulting higher debt-to-equity ratio, as compared to that which has existed on a historical basis, could limit our ability to obtain additional financing in the future and have other material consequences, including: increasing our vulnerability to, and limiting our flexibility in planning for, changing business and market conditions, making us more vulnerable to adverse economic and industry conditions; limiting our ability to use proceeds from any offering or divestiture transaction for purposes other than the repayment of debt; and, creating competitive disadvantages compared to other companies with less indebtedness.

The Series A Convertible Preferred Stock has rights, preferences and privileges that are not held by, and are preferential to, the rights of our common stock. Such preferential rights could adversely affect our liquidity and financial condition, and may result in the interests of the holders of the Series A Convertible Preferred Stock differing from those of the holders of our common stock.

On April 20, 2020, we issued 200,000 shares of the Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A preferred stock"), for an aggregate purchase price of $200 million.

The Series A preferred stock ranks senior to our common stock with respect to dividends and distributions on liquidation, winding-up and dissolution upon which each share of Series A preferred stock will be entitled to receive an amount per share equal to the greater of (i) the purchase price (without giving effect to any commitment fee), plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the amount that the holder of the Series A preferred stock would have been entitled to receive at such time if the Series A preferred stock were converted into our common stock.

The holders of Series A preferred stock are entitled to dividends on the Liquidation Preference at the rate of 9.5% per annum, payable in cash or, at our option, paid-in-kind. Such holders are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis.

On and after October 20, 2027, holders of Series A preferred stock have the right to require redemption of all or any part of the Series A preferred stock for an amount equal to the Liquidation Preference. Upon certain change of control events, we are required to redeem, subject to conversion rights of the holders of Series A preferred stock, all of the outstanding shares of Series A preferred stock for cash consideration equal to the greater of (i) the Liquidation Preference and (ii) the amount that such holder would have been entitled to receive at such time if the Series A preferred stock were converted into common stock. If a redemption is required, we may not have sufficient funds to satisfy our obligation to pay the Liquidation Preference.

Each holder has the right, at its option, to convert its Series A preferred stock, in whole or in part, into fully paid and non-assessable shares of our common stock at a conversion price equal to $22.23 per share, subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events and certain antidilutive offerings if they occur on or prior to April 19, 2021. Pursuant to the terms of the Certificate of Designations, unless and until approval of our stockholders is obtained as contemplated by Nasdaq listing rules (the “Stockholder Approval”), no holder may convert shares of Series A preferred stock through either an optional or a mandatory conversion into shares of common stock if and solely to the extent that such conversion would result in the holder beneficially owning in excess of 19.9% of then outstanding common stock. We have the right to settle any conversion at the request of a holder in cash. As of December 29, 2020, the Series A preferred stock was convertible into approximately 17.1% of our outstanding common stock, on an as-converted basis.

The dividend and redemption provisions of the Series A preferred stock could impact our liquidity and reduce the amount of cash flows available for working capital, capital expenditures, growth opportunities, acquisitions and other general corporate purposes. Our obligations to the holders of Series A preferred stock could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition. The preferential rights could also result in divergent interests between the holders of Series A preferred stock and those of the holders of our common stock.

The issuance of the Series A preferred stock has effectively reduced the relative voting power of holders of our common stock, may dilute the ownership of such holders, and may adversely affect the market price of our common stock.

As of December 29, 2020, the Series A preferred stock was convertible into approximately 17.1% of our outstanding common stock, on an as-converted basis. As holders of the Series A preferred stock are entitled to vote, on an as-converted basis, together with holders of our common stock as a single class on generally all matters submitted to a vote of our common stockholders, the issuance of the Series A preferred stock has effectively reduced the relative voting power of the holders of our common stock.

In addition, the conversion of the Series A preferred stock to common stock would dilute the ownership interest of existing holders of our common stock, and any sales in the public market of the common stock issuable upon conversion of the Series A preferred stock could adversely affect prevailing market prices of our common stock. We have granted the holders of the Series A preferred stock registration rights in respect of the shares of common stock issued upon conversion of the Series A preferred stock. These registration rights would facilitate the resale of such common stock into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the holders of the Series A preferred stock of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas, which could materially adversely affect our financial performance.

We currently lease all our restaurant premises and, although we may consider other arrangements, we currently plan to continue to lease our restaurant locations in the future. Some of our leases have terms that will expire in the next few years and beyond. Many of these leases include renewal options; some do not. While lease expirations allow us to opportunistically evaluate the possibility of relocating certain restaurants to higher quality sites and trade areas over time, doing so may involve additional costs, such as increased rent and other expenses related to renegotiating the terms of occupancy of an existing lease, and the costs to relocate and develop a replacement restaurant if we choose not to renew a lease, or are unable to do so, on favorable terms in a desirable location. In addition, we may elect to terminate certain leases prior to their expiration dates, and we may be unable to negotiate favorable terms for such early terminations. Additional costs related to expiring restaurant lease terms, our inability to terminate certain restaurant leases under favorable terms or the unavailability of suitable replacement locations could materially adversely affect our financial performance.

Any inability to effectively use and manage social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance.

Social media provides a powerful medium for consumers, staff members and others to communicate their approval of or displeasure with a business. This aspect of social media is especially challenging because it allows any individual to reach a broad audience with an ability to respond or react, in near real time, with comments that are often not filtered or checked for accuracy. If we are unable to quickly and effectively respond, any negative publicity could "go viral" causing nearly immediate and potentially significant harm to our brand and reputation, whether or not factually accurate.

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

We own and have applied to register trade names, logos, service marks, trademarks, copyrights and other intellectual property (collectively, "Intellectual Property"), including The Cheesecake Factory®, North Italia®, a collection within the Fox Restaurant Concepts subsidiary and other trademarks related to our restaurant businesses in the United States and in additional countries throughout the world. Our Intellectual Property is valuable to our business and requires continuous monitoring to protect. We regularly and systemically search for misappropriations of our Intellectual Property and seek to enforce our rights whenever appropriate to do so; however, we cannot be assured of success in every case and cannot possibly find all infringing uses of our Intellectual Property. Furthermore, we have not registered all our Intellectual Property throughout the world, as doing so may not be feasible because of associated costs, various foreign trademark law prohibitions or registrations by others. Our failure or inability to protect our Intellectual Property worldwide could limit our ability to globally expand our brand.

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

Operations at our international Company-owned and licensed restaurants may be negatively affected by factors outside of our control, including, but not limited to:

●	difficulties in achieving the consistency of product quality and service as compared to restaurants we operate in the United States;
●	changes to our recipes required by cultural norms;
●	inability to obtain, at a reasonable cost, adequate and reliable supplies of ingredients and products necessary to execute our diverse menu;
●	availability of experienced management to operate international restaurants according to our domestic standards;
●	changes in economic conditions of our licensees, whether or not related to the operation of our restaurants;
●	differences, changes or uncertainties in economic, regulatory, legal, immigration, social, climatic, and political conditions, including the possibility of terrorism, social unrest, trade embargos and/or trade restrictions, which may result in periodic or permanent closure of foreign restaurants, affect our ability to supply our international restaurants with necessary supplies and ingredients and affect international perception of our brand;
●	inability of our licensees to locate profitable or suitable sites for development;
●	rising cost and scarcity of labor world-wide;
●	exchange rate fluctuations; and
●	currency fluctuations, trade restrictions, taxes or tariffs adversely affecting our or our licensees' ability to import goods from the United States and other parts of the world that are required for operating our branded restaurants, including our cakes which are wholly manufactured in the United States.

Our international licensees are authorized to operate The Cheesecake Factory restaurant concept in licensed trade areas using certain of our Intellectual Property, including our proprietary systems. We provide extensive and detailed training to our licensees so their staff members may be able to effectively execute our operating processes and procedures and periodically audit their performance and adherence to our requirements. However, because we do not operate these restaurants directly, we can provide no assurance that our licensees will adhere to our operating standards to the same extent as we would.

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

In order to support our international expansion, our bakeries supply certain of our bakery products to our branded international restaurants. In order to supply bakery products to restaurants in other countries, we may be required to adapt certain recipes to eliminate locally prohibited ingredients, comply with labeling requirements that differ from those in the United States and maintain certifications required to export to such countries. In addition, unexpected events outside of our control, such as, without limitation, trade restrictions, import and export embargos, governmental shutdowns and disruptions in shipping, may affect our ability to transport adequate levels of our bakery products to our or our licensee's international restaurants, for which we are the sole source of supply. A failure to adequately supply bakery products to our or our licensee's international restaurants could affect the customer experience at those restaurants, resulting in decreased sales, and could, depending upon the reason for the failure, trigger contractual defaults on our part, any of which could materially adversely affect our financial performance.

As we continue to expand our brand internationally, we must comply with regulations and legal requirements, including those related to immigration and the protection of our Intellectual Property. Additionally, we must comply with domestic laws affecting U.S. businesses that operate internationally, including the Foreign Corrupt Practices Act and anti-boycott laws, and with foreign laws in the countries in which we expand our restaurants. (See Item 1A - Risk Factors - Risks Related to the Restaurant Industry - "Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.") We may incur considerable liability in the event we or our licensees fail to comply with foreign or domestic laws relating to our or their operation of any international restaurant and can provide no assurance that our insurance programs or contractual indemnification rights would be effective to protect against such liabilities.

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

If we do not appropriately scale our infrastructure in a timely manner, we may be unable to respond to and support our domestic or international opportunities for growth, which could materially adversely affect our financial performance.

We continually evaluate the appropriate level of infrastructure necessary to support our operational and development plans, including our domestic and international expansion. Likewise, if sales decline, we may be unable to reduce our infrastructure quickly enough to prevent sales deleveraging. Either circumstance could materially adversely affect our financial performance.

Our international license agreements require us to provide training and support to our licensees for their development and operation of The Cheesecake Factory restaurants. We have dedicated certain corporate personnel to international development and continue to utilize the talents of existing management, as we grow our international licensing and operations infrastructure. In addition, one of the most important aspects of our restaurant operations is our ability to deliver dependable, quality service by experienced staff members who can execute our concepts according to our high standards. This may require training our licensees' management in the United States and our licensees' staff members in the licensed territories, as well as providing support in the selection and development of restaurant sites, product sourcing logistics, technological systems, menu modification and other areas. If, for any reason, we are unable to provide the appropriate level of infrastructure support to our international licensees, our licensee's operations could suffer, which could make it more difficult for us to grow our brand internationally and materially adversely affect our financial performance.

We have and may again be required to record impairment charges, be unable to fully recoup landlord improvement allowances and/or decide to discontinue operations at certain restaurants, any of which could materially adversely affect our financial performance.

In the first quarter of fiscal 2020, developments related to the COVID-19 pandemic triggered the need to perform impairment assessments of our long-lived assets, goodwill and other intangible assets and a revaluation of contingent consideration associated with the acquisition of FRC. While no further interim assessments were required in fiscal 2020, future changes in estimates could further impact the carrying value of these items. (See Notes 7 and 8 for further discussion of impairment of long-lived and intangible assets, respectively. See Note 3 for further discussion of the revaluation of contingent consideration.)

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. In addition, we may incur impairment charges if an acquired business does not meet the performance expectations upon which the acquisition price was based. At any given time, we may be monitoring a number of locations, and future impairment charges and/or closures may occur if individual restaurant performance does not improve, which could materially adversely affect our financial performance.

We test our goodwill and other indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate a potential impairment. Factors considered include, but are not limited to historical financial performance, a significant decline in expected future cash flows, unanticipated competition, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. We cannot accurately predict the amount and timing of any impairment of these assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial performance.

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

We retain financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, employment practices, staff health benefits and certain other insurable risks. Several factors may significantly increase our self-insurance costs, such as conditions of the insurance market, the availability of insurance, or changes in applicable regulations. The accrued liabilities associated with these programs are based on our annual estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us (“IBNR”). Significant judgment is required to estimate IBNR amounts, as parties have yet to assert such claims. Our financial performance may be materially adversely affected if our actual claims costs significantly exceed our estimates.

Our inability or failure to execute on comprehensive business continuity and disaster recovery plans following a major disaster could interfere with our business operations, which could materially adversely affect our financial performance.

All our core and critical applications are housed in an external tier 3 data center, which is a location with redundant and dual-powered servers, storage, network links and other IT components. To mitigate business interruptions, we employ a disk-based data backup and replication infrastructure between our onsite and external data centers. We provide support for our restaurant operations, with the exception of design and construction, from our corporate headquarters in Calabasas, California, an area that is prone to natural disasters such as earthquakes and wildfires. Corporate support for our bakery operations is also performed from this centralized location. If we are unable to execute our disaster recovery procedures in whole or in part, we may experience delays in recovery and losses of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could expose us to administrative and other legal claims, any of which could materially adversely affect our financial performance.

A closure of or material damage to one or both of our bakery facilities could impede our ability to supply bakery products to our own and our international licensees’ restaurants as well as to other bakery customers. Such an incident could also result in the loss of critical data regarding our bakery operations. Any of these events could materially adversely affect our financial performance.

Risks Related to Information Technology and Cyber Security

Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, any of which could materially adversely affect our financial performance.

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations ("Cyber Environment"), which could be vulnerable to various risks. This reliance has grown since the onset of the COVID-19 pandemic as we have had to rely to a greater extent on systems such as online ordering, contactless payments, online reservations, systems supporting a remote workforce and the like. The efficient management of our operations depends upon our ability to protect our Cyber Environment against damage from theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms, malware, breaches of the algorithms we and our third-party service providers use to encrypt and protect data, including customer transaction and credit card data, and other malicious or disruptive events (collectively, "security incidents"). On December 13, 2020, we were made aware that our Cyber Environment was penetrated by a cyberattack that penetrated thousands of organizations globally, including multiple parts of the United States government. The culprits exploited a supply chain attack on one of our information technology services vendors, SolarWinds, which is widely used in government and industry. We do not believe we were specifically targeted in the attack and after investigating we believe that no activation of the malware and no exfiltration of data occurred. We worked with SolarWinds to remove the malware from our systems and do not believe there is any ongoing risk to our Cyber Environment as a result of this attack. We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our Cyber Environment to reduce the likelihood of any security incident and have developed a multi-discipline security incident response plan to help ensure that our executives are fully and accurately informed and manage, with the help of content experts, the discovery, investigation and auditing of, and recovery from any security incidents. Despite these measures, we were unable to prevent the SolarWinds penetration and can provide no assurance that these measures will be successful in preventing a future security incident or mitigating losses resulting from a security incident. We have and will continue to have greater uncertainty with respect to these risks as they relate to our newly acquired concepts until we are able to complete a full review of their Cyber Environments and implement all identified corrective measures.

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

Our inability to maintain a secure environment for customers' and staff members' personal data could result in liability and harm our reputation, which could materially adversely affect our financial performance.

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

Our ability to accept credit cards as a form of payment depends on us remaining compliant with standards set by the PCI Security Standards Council (PCI). These standards require certain levels of Cyber Environment security and procedures to protect our customers’ credit card and other personal information. At The Cheesecake Factory, North Italia, Grand Lux Cafe and Social Monk Asian Kitchen restaurants, we have implemented a robust end-to-end encryption and tokenization technology, a public key infrastructure, ensuring only trusted devices can access our network, and Intrusion Detection and Intrusion Prevention (IDS/IPS) that scans data in transit detecting and preventing the execution of harmful code. In addition, we utilize a third-party security operations center (SOC) provider to monitor and analyze internal network traffic for potential malicious content. However, we can provide no assurance that our security measures will be successful in the event of an attempted or actual security incident. If these security measures are not successful, we may become subject to litigation or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, either of which could materially adversely affect our financial performance. We are in the process of assessing the information technology systems and infrastructure for the FRC brands other than North Italia. We will continue to have greater degree of risk with respect to the acquired systems and infrastructure until we are able to implement any recommended improvements.

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2020, the price of our common stock fluctuated between $14.52 and $43.00 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

Our stock price could be adversely affected if our performance falls short of our financial guidance and/or market expectations.

Our failure to achieve performance consistent with any financial guidance we provide and/or market expectations could adversely affect the price of our stock. Factors such as comparable restaurant sales that are below our target, slowing growth of our concepts domestically, our inability to successfully integrate and realize the anticipated benefits of the Acquisition, execute other growth opportunities, a decline in growth of our international business, any event that causes our operating costs to substantially increase, including, without limitation, any of the events described elsewhere in these Risk Factors, or our failure to repurchase stock as expected or pay or increase our dividend over time, could cause our performance to fall short of our financial guidance and/or market expectations.

Our stock price could be adversely affected if we continue to be unable to pay dividends or, if paid, if we are unable to increase dividends.

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Facility, our Board suspended the quartely dividend on our common stock. Any future dividends on our common stock will depend on our ability to do so under our Amended Facility or any future credit facility as well as our ability to generate sufficient cash flows from operations and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.) Continued failure to pay or increase our dividends over time may negatively impact investor confidence in us and may negatively impact our stock price.

Our stock price could be adversely affected by future sales or other dilution of our equity.

Subject to Nasdaq Listing Rules, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders. The Board of Directors also has the discretion, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation or winding up of our business and other terms. If we issue preferred shares that have a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, including additional shares issued in connection with the paid-in-kind dividends on or anti-dilution adjustments to the conversion price of the Series A preferred stock, the rights of our common stockholders or the market price of our common stock could be materially adversely affected.

General Risk Factors

Changes in tax laws and resulting regulations could result in changes to our tax provisions and expose us to additional tax liabilities that could materially adversely affect our financial performance.

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in applicable U.S. or foreign tax laws and regulations, such as the 2017 enactment of Federal legislation commonly referred to as the Tax Cuts and Jobs Act and the The Coronavirus Aid, Relief, and Economic Security Act of 2020 (collectively, the "Tax Acts"), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Acts, could affect our tax expense and profitability. In addition, the final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Changes in our tax provision or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.

Our failure to establish, maintain and apply adequate internal control over our financial reporting and comply with changes in financial accounting standards or interpretations of existing standards could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, any of which could materially adversely affect our financial performance.

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. These provisions provide for the identification of material weaknesses in internal control over financial reporting - a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. There can be no assurance that we will be able to timely remediate material weakness in internal controls (if any) or maintain all of the controls necessary to remain in compliance. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud, any of which could materially adversely affect our financial performance. Additionally, changes in accounting standards or new accounting pronouncements and interpretations could materially adversely affect our previously reported or future financial results, which could materially adversely affect our financial performance.

Our business and stock price could be adversely affected by the actions of activist investors.

Publicly-traded companies have increasingly become subject to activist investor campaigns. Responding to actions of an activist investor may be a significant distraction for our management and staff and could require us to expend significant time and resources, including legal fees and potential proxy solicitation expenses. Any of these conditions could materially adversely affect our financial performance.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

Our corporate support center and one of our bakery production facilities are located in Calabasas Hills, California. The corporate support center consists of an 88,000 square foot main facility and a 19,000 square foot training facility on an approximately five-acre parcel of land. The bakery production facility is a 60,000 square foot facility on an approximately three-acre parcel of land. Our second bakery facility located in Rocky Mount, North Carolina is a 100,000 square foot facility on an approximately 31-acre parcel of land. Our development and design department is in a 29,000 square foot facility on approximately one acre of land in Irvine, California. All of these properties are owned by the Company. FRC's headquarters are located in Phoenix, Arizona in approximately 22,000 square feet of leased office space.

All of our Company-owned restaurants are located on leased properties, and we have no current plans to own the real estate underlying our restaurants. Below is a table showing the number of Company-owned restaurants by location.

	The Cheesecake
Location	Factory	North Italia	Other FRC	Other	Total
Alabama	1	—	—	—	1
Arizona	6	3	21	4	34
California	39	5	3	4	51
Colorado	3	1	—	2	6
Connecticut	3	—	—	—	3
Delaware	1	—	—	—	1
District of Columbia	1	1	—	1	3
Florida	20	1	—	2	23
Georgia	5	—	—	3	8
Hawaii	2	—	—	—	2
Idaho	1	—	—	—	1
Illinois	6	—	—	1	7
Indiana	2	—	—	—	2
Iowa	1	—	—	—	1
Kansas	1	1	—	—	2
Kentucky	2	—	—	—	2
Louisiana	1	—	—	—	1
Maryland	6	—	—	1	7
Massachusetts	7	—	—	—	7
Michigan	2	—	—	—	2
Minnesota	2	—	—	—	2
Missouri	3	—	—	—	3
Nebraska	1	—	—	—	1
Nevada	5	1	—	3	9
New Jersey	10	—	—	1	11
New Mexico	1	—	—	—	1
New York	12	—	—	1	13
North Carolina	4	1	—	1	6
Oklahoma	2	—	—	1	3
Ohio	7	—	—	—	7
Oregon	2	—	—	—	2
Pennsylvania	5	1	—	1	7
Puerto Rico	1	—	—	—	1
Rhode Island	1	—	—	—	1
South Carolina	1	—	—	—	1
Tennessee	5	1	—	—	6
Texas	16	5	3	11	35
Utah	2	—	—	—	2
Virginia	7	2	—	1	10
Washington	5	—	—	—	5
Wisconsin	3	—	—	—	3
Ontario, Canada	1	—	—	—	1
Total	206	23	27	38	294

ITEM 3.LEGAL PROCEEDINGS

See Note 16 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of legal proceedings.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol CAKE. There were approximately 1,300 holders of record of our common stock at February 17, 2021, and we estimate there were approximately 63,700 beneficial stockholders on that date.

Under the authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.0 million shares at a total cost of $1,696.7 million through December 29, 2020 with 9,998 shares repurchased at a cost of $0.4 million during the fourth quarter of fiscal 2020 to satisfy tax withholding obligations on vested restricted share awards. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our credit facility, in March 2020, our Board suspended share repurchases. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our credit facility that limit share repurchases based on a defined ratio.

The following table presents our purchases of our common stock during the fiscal quarter ended December 29, 2020:

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs
September 30 — November 3, 2020	—	$—	—	2,980,255
November 4 — December 1, 2020	4,663	37.22	—	2,975,592
December 2 — December 29, 2020	5,335	38.53	—	2,970,257
Total	9,998		—
(1)	The total number of shares purchased includes 9,998 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our credit facility, in March 2020, our Board suspended the quarterly dividend on our common stock. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our credit facility and applicable law, and such other factors that the Board considers relevant. (See Item 1A — Risk Factors — Risks Related to Owning Our Stock — " Our stock price could be adversely affected if we are unable to continue to pay or if we are unable to increase dividends.")

On April 20, 2020, as further discussed in Note 17 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we issued 200,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A preferred stock") for an aggregate purchase price of $200 million. During fiscal 2020, we recorded paid in-kind dividends of $13.5 million.

Each holder of Series A preferred stock has the right, at its option, to convert its Series A preferred stock, in whole or in part, into fully paid and non-assessable shares of our common stock at a conversion price equal to $22.23 per share, subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events and certain anti-dilutive offerings occurring through April 19, 2021. Pursuant to the terms of the Certificate of Designations, unless and until approval of our stockholders is obtained as contemplated by Nasdaq Listing Rules, no holder may convert shares of Series A preferred stock through either an optional or a mandatory conversion into shares of our common stock if and solely to the extent that such conversion would result in the holder beneficially owning in excess of 19.9% of then outstanding common stock. The Company has the right to settle any conversion in cash.

After April 20, 2023 and subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Series A preferred stock to common stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the holders of the Series A preferred stock of the election to convert, the closing price of the common stock is at least 200% of the conversion price. We will not exercise our right to mandatorily convert all outstanding shares of Series A preferred stock unless certain liquidity conditions with regard to the shares of common stock to be issued upon such conversion are satisfied.

The shares of common stock issuable upon conversion of shares of the Series A preferred stock will be issued in reliance upon the exemption from registration in Section 3(a)(9) of the Securities Act.

(See Note 12 and 17 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our credit facility and stockholders' equity, respectively.)

Price Performance Graph

The following graph compares the cumulative five-year total return provided to stockholders on the Company’s common stock relative to the S&P 400 Midcap Index, the NASDAQ US Benchmark TR Index and the S&P 600 Restaurants Index. The graph assumes a $100 initial investment and the reinvestment of dividends in each of the indices. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of the respective fiscal year of the Company. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
The Cheesecake Factory Incorporated	$100	$132	$109	$101	$93	$89
S&P 400 Midcap Index	$100	$119	$136	$119	$148	$165
NASDAQ US Benchmark TR Index (1)	$100	$113	$137	$130	$170	$205
S&P 600 Restaurants Index (2)	$100	$118	$124	$135	$150	$189
(1)	Underlying data provided by Nasdaq Global Indexes.
(2)	The S&P 600 Restaurants Index is a comprehensive restaurant industry index that includes casual dining, fast casual and quick-service constituents.

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

	Fiscal Year (1)
	2020	2019	2018	2017	2016

	(In thousands, except per share data)
Statements of (Loss)/Income Data:
Revenues	$1,983,225	$2,482,692	$2,332,331	$2,260,502	$2,275,719

Costs and expenses:
Cost of sales	458,332	561,783	532,880	519,388	526,628
Labor expenses	778,586	899,667	834,134	777,595	759,998
Other operating costs and expenses	616,069	631,613	566,825	552,791	540,365
General and administrative expenses	157,644	160,199	154,770	141,533	146,042
Depreciation and amortization expenses	91,415	88,133	95,976	92,729	88,010
Impairment of assets and lease termination expenses	219,333	18,247	17,861	10,343	114
Acquisition-related costs	2,699	5,270	—	—	—
Acquisition-related contingent consideration, compensation and amortization (benefit)/expenses	(3,872)	1,033	—	—	—
Preopening costs	10,456	13,149	10,937	13,278	13,569
Total costs and expenses	2,330,662	2,379,094	2,213,383	2,107,657	2,074,726

(Loss)/income from operations	(347,437)	103,598	118,948	152,845	200,993
Gain/(loss) on investments in unconsolidated affiliates	—	39,233	(4,754)	(479)	—
Interest and other expense, net	(8,599)	(2,497)	(6,783)	(5,900)	(9,225)
(Loss)/income before income taxes	(356,036)	140,334	107,411	146,466	191,768
Income tax (benefit)/provision	(102,671)	13,041	8,376	(10,926)	52,274
Net (loss)/income	(253,365)	127,923	99,035	157,392	139,494
Dividends on Series A preferred stock	(13,485)	—	—	—	—
Direct and incremental Series A preferred stock issuance costs	(10,257)	—	—	—	—
Net (loss)/income available to common stockholders	$(277,107)	$127,923	$99,035	$157,392	$139,494

Net (loss)/income per common share:
Basic	$(6.32)	$2.90	$2.19	$3.35	$2.91
Diluted	$(6.32)	$2.86	$2.14	$3.27	$2.83

Weighted-average shares outstanding:
Basic	43,869	43,949	45,263	46,930	47,981
Diluted	43,869	44,545	46,215	48,152	49,372

Cash dividends declared per common share	$0.36	$1.38	$1.24	$1.06	$0.88

Balance Sheet Data (at end of period):
Cash and cash equivalents	$154,085	$58,416	$26,578	$6,008	$53,839
Total assets	2,747,054	2,840,593	1,314,133	1,333,060	1,293,319
Total long-term debt and deemed landlord financing liability, including current portion	280,000	290,000	118,610	113,527	104,868
Total stockholders’ equity and Series A convertible preferred stock	506,941	571,742	571,059	613,530	603,207

Restaurant Data:
The Cheesecake Factory comparable restaurant sales	(28.2)%	0.8%	1.7%	(0.8)%	1.2%
The Cheesecake Factory restaurants open at year-end	206	206	201	199	194
(1)	Fiscal 2016 consisted of 53 weeks. All other fiscal years presented consisted of 52 weeks. The estimated impact of the 53rd week in fiscal 2016 was an increase in revenues and diluted net income per share of approximately $54.7 million and $0.07, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), which contains forward-looking statements, should be read in conjunction with our audited consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report and the cautionary statements included throughout this report. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

The following MD&A includes a discussion comparing our results in fiscal 2020 to fiscal 2019. For a discussion comparing our results from fiscal 2019 to fiscal 2018, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 11, 2020.

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency on March 13, 2020. We experienced significant disruptions to our business due to suggested and mandated social distancing and shelter-in-place orders, which resulted in the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis.

In our initial response to the COVID-19 pandemic, the Company and its Board of Directors implemented the following measures to preserve liquidity and enhance financial flexibility:

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

In late April 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms across our concepts the second week of May. During the third quarter of fiscal 2020, we called back to work a majority of our staff members who were previously furloughed, and restored Board, executive and corporate support staff compensation. In addition, we resumed new unit development on a limited basis and will continue to evaluate the pace and quantity of new unit development.

Restrictions on the type of operating model and occupancy capacity continue to change, and these restrictions increased in many of our markets during the fourth quarter of fiscal 2020 with the surge in COVID-19 cases. The following table presents the number of restaurants and their operating model as of February 17, 2021:

	The Cheesecake
	Factory		North Italia	Other FRC	Other	Total
Indoor dining with limited capacity	166	(1)	18	24	32	240
Outdoor dining only	39		5	2	3	49
Off-premise only	1		—	—	1	2
Currently closed	—		—	1	2	3
Total	206		23	27	38	294
(1)	On average, The Cheesecake Factory restaurants with reopened dining rooms were operating at 50% capacity.

We cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, will determine the significance of the impact to our operating results and financial position.

These considerable developments triggered the need to perform interim impairment assessments of our long-lived assets, goodwill and other intangible assets and a revaluation of contingent consideration associated with the acquisition of FRC in addition to our annual impairment testing. Future changes in estimates could further impact the carrying value of these items. (See Notes 7 and 8 for further discussion of impairment of long-lived and intangible assets, respectively. See Note 3 for further discussion of the revaluation of contingent consideration.)

See Item 1A - Risk Factors - Risks Related to the COVID-19 Pandemic.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 294 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within our Fox Restaurant Concepts business. Internationally, 27 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Investing in new Company-owned restaurant development is our top long-term capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets. For The Cheesecake Factory concept, we target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level. We target an average cash-on-cash return on investment of about 35% for the North Italia concept and 25% to 30% for the FRC concepts. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurant development that meets our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital. In light of the COVID-19 pandemic, we will continue to evaluate the pace and quantity of new unit development.

Our overall revenue growth is primarily driven by revenues from new restaurant openings and increases in comparable restaurant sales. Changes in comparable restaurant sales come from variations in customer traffic, as well as in average check.

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and stabilizing customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining, as we believe there is opportunity for a longer-term increase in our off-premise mix as we emerge from the COVID-19 pandemic. We are continuing our efforts on a number of initiatives, including a greater focus on increasing customer throughput in our restaurants, leveraging the success of our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, augmenting our marketing programs, enhancing our training programs and leveraging our customer satisfaction measurement platform.

Average check is driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory restaurant menus twice a year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We have targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. Currently, our menu pricing is at the higher end of this range. We will continue to evaluate future pricing decisions in light of the COVID-19 pandemic operating environment.

On October 2, 2019, we completed the acquisition of North Italia and FRC, including Flower Child (the "Acquisition"), which we expect will further accelerate and diversify our revenue following the COVID-19 pandemic. The results of operations, financial position and cash flows of the acquired businesses are included in our consolidated financial statements as of the closing date of the Acquisition. (See Note 2 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Acquisition.)

Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative ("G&A") expenses and preopening expenses. Our objective is to recapture our pre-COVID-19 pandemic margins, and longer-term to drive margin expansion, by maintaining flat restaurant-level margins at The Cheesecake Factory concept, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense over time, and optimizing our restaurant portfolio.

Our future cash flow performance will depend on the evolving COVID-19 pandemic regulatory landscape, as well as economic conditions and consumer behavior. We would expect cash generation to increase as the operating environment for the full-service segment of the restaurant industry normalizes from the COVID-19 pandemic impact. Longer-term, we plan to employ a balanced capital allocation strategy, comprised of: investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our $400 million unsecured revolving credit facility (the “Amended Facility”) and reinstating our dividend and share repurchase program, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. At present, our dividends on our common stock and share repurchases are suspended. Our ability to declare dividends and repurchase shares in the future will be subject to financial covenants under the Amended Facility, among other factors.

Longer-term, we believe our domestic revenue growth (comprised of our targeted annual unit growth of 7%, in aggregate across concepts, and comparable sales growth), combined with international expansion, planned debt repayment and an anticipated capital return program will support our long-term financial objective of 13% to 14% total return to shareholders, on average. We define our total return as earnings per share growth plus our dividend yield. (See Item 1A — Risk Factors — Risks Related to Owning Our Stock — “Our stock price could be adversely affected if our performance falls short of our financial guidance and/or market expectations.”)

Results of Operations

The following table presents, for the periods indicated, information from our consolidated statements of (loss)/income expressed as percentages of revenues.

	Fiscal Year
	2020	2019	2018
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	23.1	22.6	22.8
Labor expenses	39.3	36.3	35.8
Other operating costs and expenses	31.1	25.5	24.3
General and administrative expenses	7.9	6.5	6.6
Depreciation and amortization expenses	4.6	3.5	4.1
Impairment of assets and lease termination expenses	11.1	0.7	0.8
Acquisition-related costs	0.1	0.2	—
Acquisition-related contingent consideration, compensation and amortization (benefit)/expenses	(0.2)	0.0	—
Preopening costs	0.5	0.5	0.5
Total costs and expenses	117.5	95.8	94.9

(Loss)/income from operations	(17.5)	4.2	5.1
Gain/(loss) on investments in unconsolidated affiliates	—	1.6	(0.3)
Interest and other expense, net	(0.5)	(0.1)	(0.2)
(Loss)/income before income taxes	(18.0)	5.7	4.6
Income tax (benefit)/provision	(5.2)	0.6	0.4
Net (loss)/income	(12.8)	5.1	4.2
Dividends on Series A preferred stock	(0.7)	—	—
Direct and incremental Series A preferred stock issuance cost	(0.5)	—	—
Net (loss)/income available to common stockholders	(14.0)%	5.1%	4.2%

Fiscal 2020 Compared to Fiscal 2019

Revenues

Revenues decreased 20.1% to $1,983.2 million for fiscal 2020 compared to $2,482.7 million for fiscal 2019, primarily due to a decline in comparable restaurant sales, reflecting the impact of the COVID-19 pandemic, partially offset by additional revenue related to the acquired restaurants and new restaurant openings.

The Cheesecake Factory comparable sales declined by 28.2%, or $601.9 million, from fiscal 2019, driven by a decline in customer traffic of 41.5%, partially offset by average check growth of 13.3% (based on an increase of 3.1% in menu pricing and a 10.2% positive change in mix). We implemented effective menu price increases of approximately 1.5% in both the first and third quarters of fiscal 2020. Sales through the off-premise channel comprised approximately 43% of our restaurant sales during fiscal 2020 as compared to 16% in fiscal 2019 as most of our restaurants shifted to an off-premise-only model at the beginning of the COVID-19 pandemic and consumer behavior shifted toward off-premise dining throughout the pandemic. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is higher as most off-premise orders are for more than one customer. In turn, the high mix of sales in the off-premise channel was the primary driver of the positive change in mix and also contributed to the decline in traffic, along with the broader impact of the COVID-19 pandemic. The Cheesecake Factory average sales per restaurant operating week decreased 28.2% to $148,939 in fiscal 2020 from $207,310 in fiscal 2019. Total operating weeks at The Cheesecake Factory restaurants increased 1.2% to 10,642 in fiscal 2020 compared to 10,520 in the prior year. North Italia comparable sales declined approximately 28% during fiscal 2020. North Italia average sales per restaurant operating week for fiscal 2020 was $89,515 based on 1,146 operating weeks.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. At December 29, 2020, there were six The Cheesecake Factory restaurants and four North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Revenue contribution from the acquired concepts in fiscal 2020 totaled $259.9 million compared to $92.0 million in the fourth quarter of fiscal 2019, representing the period subsequent to the October 2, 2019 closing date of the Acquisition. External bakery sales were $66.6 million for fiscal 2020 compared to $58.4 million for fiscal 2019.

Cost of Sales

Cost of sales consists of food, beverage, retail and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 23.1% for fiscal 2020 compared to 22.6% for fiscal 2019, reflecting a shift in sales mix between restaurant and third-party bakery revenues, as well as a full year of revenues from the acquired concepts.

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 39.3% and 36.3% in fiscal 2020 and fiscal 2019, respectively. This increase was primarily due to the cost of maintaining our full restaurant management team in the reduced sales environment, as well as higher group medical insurance costs, reflecting both higher large claims activity and the costs associated with healthcare benefits for our furloughed staff members, partially offset by a benefit from the Employee Retention Credit in the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) and less hourly labor.

For new restaurants, labor expenses will typically be higher for a period of time after opening while our management team becomes more accustomed to predicting and managing the sales volumes at the new restaurants.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), marketing, including delivery commissions, and other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 31.1% and 25.5% in fiscal 2020 and fiscal 2019, respectively. This increase was primarily driven by sales deleverage, increased marketing expenses and costs associated with the COVID-19 pandemic such as additional sanitation and personal protective equipment.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 7.9% and 6.5% for fiscal 2020 and fiscal 2019, respectively. This variance was primarily due to sales deleverage, partially offset by lower corporate incentive compensation costs.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 4.6% in fiscal 2020 compared to 3.5% in fiscal 2019 primarily due to sales deleverage.

Impairment of Assets and Lease Termination Expenses

During fiscal 2020, we recorded $219.3 million of impairment of assets and lease termination expenses primarily related to the impairment of goodwill, trade names, trademarks and licensing agreements associated with the Acquisition and long-lived assets for one The Cheesecake Factory, one North Italia, two Other FRC and six Other restaurants, as well as lease termination costs and accelerated depreciation for one The Cheesecake Factory and seven Other restaurants, of which one closed in fiscal 2019, four closed in fiscal 2020, one closed in early fiscal 2021 and two are anticipated to close in fiscal 2021 and 2022.

In fiscal 2019, we recorded $18.2 million of impairment of assets and lease termination expenses related to the impairment of long-lived assets for two The Cheesecake Factory and two Other restaurants, as well as lease termination costs and accelerated depreciation for two Other restaurants.

See Notes 7 and 8 of Notes to Consolidated Financial Statements in Part 1V, Item 15 of this report for further discussion of our long-lived and intangible assets, respectively.

Acquisition-Related Costs

We recorded $2.7 million and $5.3 million of costs in fiscal 2020 and fiscal 2019, respectively, to effect and integrate the Acquisition.

Acquisition-Related Contingent Consideration, Compensation and Amortization (Benefit)/Expenses

In fiscal 2020, we recorded a benefit of $3.9 million in acquisition-related contingent consideration, compensation and amortization (benefit)/expenses, reflecting a $5.7 million decrease in the fair value of the contingent consideration and compensation liabilities primarily related to the impact of the COVID-19 pandemic, partially offset by an increase of $1.4 million in the deferred consideration liability and $0.4 million in amortization of acquired definite-lived licensing agreements.

In fiscal 2019, we recorded $1.0 million of acquisition-related expenses related to changes in the fair value of the deferred and contingent consideration and compensation liabilities, as well as amortization of acquired definite-lived licensing agreements.

Preopening Costs

Preopening costs were $10.5 million for fiscal 2020 compared to $13.1 million for fiscal 2019. We opened seven restaurants in fiscal 2020 comprised of one The Cheesecake Factory, one North Italia, two Other FRC and three Other locations compared to nine restaurants in fiscal 2019 comprised of five The Cheesecake Factory, one North Italia and three Other locations. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Gain/(loss) on Investments in Unconsolidated Affiliates

We recorded a $39.2 million net gain on investments in unconsolidated affiliates in fiscal 2019 comprised of a $52.7 million gain on our investments in North Italia and Flower Child upon acquisition of the remaining equity interests in these concepts, partially offset by our share of pre-acquisition losses incurred by these concepts which were driven primarily by impairment of assets and acquisition-related expenses. There was no corresponding amount in fiscal 2020 as we acquired the outstanding equity interests in these concepts in the fourth quarter of fiscal 2019.

Interest and Other Expense, Net

Interest and other expense, net was $8.6 million in fiscal 2020 compared to $2.5 million in fiscal 2019. This variance was primarily due to increased borrowings on our credit facility to effect the Acquisition and enhance our financial flexibility in response to the COVID-19 pandemic.

Income Tax (Benefit)/Provision

Our effective income tax rate was 28.8% and 9.3% in fiscal 2020 and fiscal 2019, respectively. The increase resulted primarily from a lower proportion of employment credits and non-taxable gains on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan in relation to pre-tax (loss)/income, as well as a benefit arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35%. These factors were partially offset by a lower proportion of state taxes benefit as compared to state taxes expense in relation to pre-tax (loss)/income. (See Note 20 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)

Non-GAAP Measures

Adjusted net (loss)/income and adjusted diluted net (loss)/income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net (loss)/income and diluted net (loss)/income per common share the impact of items we do not consider indicative of our ongoing operations. To reflect the potential impact of the conversion of our Series A preferred stock into common stock, we exclude the preferred dividend and direct and incremental preferred stock issuance costs, and assume all shares of Series A preferred stock convert to common stock. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net (loss)/income and diluted net (loss)/income per common share to the corresponding adjusted measures (in thousands, except per share data):

	Fiscal Year
	2020	2019	2018
Net (loss)/income available to common stockholders	$(277,107)	$127,293	$99,035
Dividends on Series A preferred stock	13,485	—	—
Direct and incremental Series A preferred stock issuance costs	10,257	—	—
COVID-19 related costs (1)	22,963	—	—
Impairment of assets and lease termination expenses	219,333	18,247	17,861
Acquisition-related costs	2,699	5,270	—
Acquisition-related contingent consideration, compensation and amortization (benefit)/expenses	(3,872)	1,033	—
(Gain)/loss on investments in unconsolidated affiliates	—	(39,233)	4,754
Tax effect of adjustments (2)	(62,692)	3,818	(5,880)
Adjusted net (loss)/income	$(74,934)	$116,428	$115,770

Diluted net (loss)/income per common share	$(6.32)	$2.86	$2.14
Dividends on Series A preferred stock	0.27	—	—
Direct and incremental Series A preferred stock issuance costs	0.20	—	—
Assumed impact of potential conversion of Series A preferred stock into common stock (3)	0.80	—	—
COVID-19 related costs (1)	0.46	—	—
Impairment of assets and lease termination expenses	4.36	0.41	0.39
Acquisition-related costs	0.05	0.12	—
Acquisition-related contingent consideration, compensation and amortization (benefit)/expenses	(0.08)	0.02	—
(Gain)/loss on investments in unconsolidated affiliates	—	(0.88)	0.10
Tax effect of adjustments (2)	(1.25)	0.09	(0.13)
Adjusted net (loss)/income per share (4)	$(1.49)	$2.61	$2.51
(1)	Represents incremental costs associated with the COVID-19 pandemic such as additional sanitation, personal protective equipment, and healthcare benefits and other expenses associated with furloughed staff members. During fiscal 2020, we recorded $23.0 million for these costs with approximately $2.2 million in cost of sales, $11.9 million reflected in labor expenses, $8.8 million in other operating expenses and $0.1 million in G&A expenses.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Represents the impact of assuming the conversion of Series A preferred stock into common stock utilizing a weighted-average shares outstanding approach (6,390,210 shares), resulting in an assumption of 50,258,815 weighted-average common shares outstanding for fiscal 2020.
(4)	Adjusted net (loss)/ income per share may not add due to rounding.

Fiscal 2021 Outlook

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

For fiscal 2021, we are currently estimating commodity cost inflation of approximately 2%, and while we are still evaluating the potential effects of COVID-19 pandemic on the labor environment, we expect hourly wage rate inflation to be slightly more favorable in fiscal 2021 versus recent years based on current governmental roadmaps for minimum wage.

Depending on the course of the pandemic, we expect to open as many as 12 to 15 new restaurants in fiscal 2021, including two to three The Cheesecake Factory restaurants, six North Italia restaurants and four to six restaurants within our FRC business, which includes as many as two Flower Child locations. We also expect as many as three locations to open internationally under licensing agreements.

We expect fiscal 2021 net capital expenditures to range between $100 million and $105 million to support anticipated unit growth, ongoing maintenance needs and bakery and corporate infrastructure investments. We will also pay $17.3 million of deferred consideration to the sellers of FRC.

Liquidity and Capital Resources

Our corporate financial objectives are to maintain a sufficiently strong and conservative balance sheet to support our operating initiatives and unit growth while maintaining financial flexibility to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery brands and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations under various economic and industry cycles. Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance our restaurant expansion plans, ongoing maintenance of our restaurants and bakery facilities and investment in our corporate and information technology infrastructures. However, given the impact of the COVID-19 pandemic on our operations, during fiscal 2020 we increased borrowings under our Facility (as defined below) and raised additional equity capital to increase our liquidity.

Similar to many restaurant and retail chain store operations, we utilize operating lease arrangements for all of our restaurant locations. Accordingly, our lease arrangements reduce, to some extent, our capacity to utilize funded indebtedness in our capital structure. We are not limited to the use of lease arrangements as our only method of opening new restaurants. However, we believe our operating lease arrangements continue to provide appropriate leverage for our capital structure in a financially efficient manner.

During fiscal 2020, our cash and cash equivalents increased by $95.7 million to $154.1 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2020	2019

Cash provided by operating activities	$2.9	$218.8
Additions to property and equipment	(50.3)	(73.8)
Investments in and loans to unconsolidated affiliates	—	(25.5)
Acquisition, net of cash acquired	—	(261.7)
Acquisition-related deferred consideration	(17.3)	—
Net borrowings on credit facility	(10.0)	280.0
Series A preferred stock issuance, net of issuance costs	189.7	—
Cash dividends paid	(15.8)	(60.7)
Treasury stock purchases	(3.6)	(51.0)

Cash Provided by Operating Activities

Cash flows from operations decreased by $215.9 million from fiscal 2019 primarily due to the impact of the COVID-19 pandemic. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items. However, this dynamic shifted in fiscal 2020 as all of our restaurants temporarily closed their dining rooms due to the COVID-19 pandemic. Our future cash flow performance will depend on the evolving COVID-19 pandemic regulatory landscape, as well as economic conditions and consumer behavior. We would expect cash generation to increase as the operating environment for the full-service segment of the restaurant industry normalizes from the COVID-19 pandemic impact.

Property and Equipment

Capital expenditures for new restaurants, including locations under development as of each fiscal year-end, were $31.7 million, $40.5 million and $58.6 million for fiscal 2020, 2019 and 2018, respectively. Capital expenditures also included $16.6 million, $29.4 million and $26.9 million for our existing restaurants and $2.0 million, $3.9 million and $17.4 million for bakery and corporate capacity and infrastructure investments in fiscal 2020, 2019 and 2018, respectively, including an infrastructure upgrade of our California bakery in 2018.

We opened seven restaurants in fiscal 2020 comprised of one The Cheesecake Factory, one North Italia, two Other FRC and three Other locations compared to nine restaurants in fiscal 2019 comprised of five The Cheesecake Factory, one North Italia and three Other locations. Depending on the course of the pandemic, we expect to open as many as 12 to 15 new restaurants in fiscal 2021 across our portfolio of concepts. We anticipate approximately $100 million to $105 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. We will refine these assumptions as more clarity on the operating environment emerges.

Acquisition

On October 2, 2019 (“Closing” or “Closing Date”), we acquired North Italia and FRC, including Flower Child and all other FRC brands. The Acquisition was completed for consideration consisting of the following components: $288.1 million in cash at Closing, which was primarily funded by drawing on the Facility (as defined below); assumption of $10.0 million in debt previously owed by FRC to us; a $12.0 million indemnity escrow amount specifically related to North Italia due ratably over two years; and $45.0 million of deferred consideration due ratably over four years (including a $13.0 million indemnity escrow amount specifically related to the remaining FRC businesses). Deferred consideration of $17.3 million was paid in fiscal 2020.

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

Credit Facility

On July 30, 2019, we entered into a Third Amended and Restated Loan Agreement (the “Facility”) which amended and restated in its entirety our prior Second Amended and Restated Loan Agreement dated as of December 22, 2015. The Facility, which terminates on July 30, 2024, provides us with revolving loan commitments that total $400 million (of which $40 million may be used for issuances of letters of credit). The Facility contains a commitment increase feature that could provide for additional available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility. Certain of our material subsidiaries have guaranteed our obligations under the Amended Facility.

During fiscal 2019, we utilized the Facility to fund the Acquisition. During the first quarter of fiscal 2020, we increased our borrowings under the Facility to bolster our cash position and enhance financial flexibility given the impact of the COVID-19 pandemic on our operations. To provide additional financial flexibility, on May 1, 2020, we entered into a First Amendment (the “Amendment”) to the Facility (as amended by the Amendment, the “Amended Facility”). During the fourth quarter of fiscal 2020, we repaid a portion of the outstanding balance on the Amended Facility such that at December 29, 2020, we had net availability for borrowings of $96.6 million, based on a $280.0 million outstanding debt balance and $23.4 million in standby letters of credit.

The Amended Facility limits cash distributions with respect to our equity interests, such as cash dividends and share repurchases, and sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. As of December 29, 2020, we were in compliance with the covenants set forth in the Amended Facility. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

Series A Preferred Stock Issuance

During fiscal 2020, we issued 200,000 shares of Series A Convertible Preferred Stock for an aggregate purchase price of $200 million to increase our liquidity given the impact of the COVID-19 pandemic on our operations. In connection with the issuance, we incurred direct and incremental costs of $10.3 million, including financial advisory fees, closing costs, legal expenses, a commitment fee and other offering-related expenses. (See Note 17 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our preferred stock.)

Cash Dividends

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Facility, in March 2020, our Board suspended the quarterly dividend on our common stock. Prior to this suspension, our Board declared cash dividends of $0.36 per common share for the first quarter of fiscal 2020. Cash dividends of $1.38 per common share were declared during fiscal 2019. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Amended Facility and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.0 million shares at a total cost of $1,696.7 million through December 29, 2020. During fiscal 2020 and 2019, we repurchased 0.1 million and 1.1 million shares of our common stock at a cost of $3.6 million and $51.0 million, respectively. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Facility, in March 2020, our Board suspended share repurchases. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Amended Facility that limit share repurchases based on a defined ratio. (See Note 17 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

Contractual Obligations and Commercial Commitments

The following table summarizes our undiscounted contractual obligations and commercial commitments as of December 29, 2020 (amounts in millions):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1‑3 Years	4‑5 Years	5 Years
Contractual obligations
Recorded contractual obligations:
Operating leases liabilities (1)	$2,040.2	$135.8	$255.6	$253.7	$1,395.1
Long-term debt	280.0	—	—	280.0	—
Deferred consideration (2)	39.8	17.3	22.5	—	—
Uncertain tax positions (3)	0.7	—	0.7	—	—
Unrecorded contractual obligations:
Purchase obligations (4)	91.6	65.4	22.3	3.8	0.1
Real estate obligations (5)	130.5	27.1	6.6	6.7	90.1
Total	$2,582.8	$245.6	$307.7	$544.2	$1,485.3

Other commercial commitments
Standby letters of credit	$23.4	$23.4	$—	$—	$—
(1)	Includes $840.5 million related to options to extend lease terms that are reasonably certain of being exercised. (See Note 13 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of leases.)
(2)	Represents acquisition-related deferred consideration. (See Note 2 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Acquisition.)
(3)	Represents liability for uncertain tax positions. (See Note 20 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)
(4)	Includes obligations for inventory purchases, equipment purchases, information technology and other miscellaneous commitments. Amounts exclude agreements that are cancelable without significant penalty.

(5)	Real estate obligations include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced. Amounts exclude agreements that are cancelable without significant penalty.

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

Cash Flow Outlook

We believe that our cash and cash equivalents, combined with expected cash flows provided by operations, anticipated cash refunds from our net operating loss carryback claims and available borrowings under the Amended Facility, will provide us with adequate liquidity for the next 12 months. (See Note 20 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of our income taxes and Part II, Item 1A - Risk Factors for further discussion of risks associated with the COVID-19 pandemic.)

As of December 29, 2020, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

Business Combination

On October 2, 2019, we completed the acquisition of North Italia and the remaining business of Fox Restaurant Concepts LLC. In accordance with the acquisition method of accounting for business combinations, we allocated the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on preliminary estimated fair values. Our purchase price allocation methodology contains uncertainties because it requires us to make certain assumptions and to apply judgment to estimate the fair value of acquired assets and liabilities, including, but not limited to, property and equipment and intangible assets. We estimated the fair value of assets and liabilities based upon widely-accepted valuation techniques, including discounted cash flow, relief from royalty and Monte Carlo methods, depending on the nature of the assets acquired or liabilities assumed. The process for estimating fair values in many cases requires the use of significant estimates, assumptions and judgments, including determining the timing and estimates of future cash flows and developing appropriate discount rates. Unanticipated events or circumstances may occur which could affect the accuracy of our fair value estimates. We made minor adjustments to our purchase accounting in the first quarter of fiscal 2020 as we finalized our valuation of the acquired intangible assets. (See Note 2 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Acquisition.)

Contingent Consideration

The acquisition agreement included a contingent consideration provision which is payable on the fifth anniversary of the Closing Date. The fair value of the contingent consideration is determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates, and has no maximum payment. The fair value of the contingent consideration is highly subjective, and results could change materially if different estimates and assumptions were used. (See Note 3 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our fair value measurements.)

Indefinite-Lived Intangible Assets

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

The quantitative assessments require the use of estimates and assumptions regarding future cash flows and asset fair values. For the goodwill impairment test, the estimated fair value of the reporting units is determined using a blend of the income approach using a discounted cash flow analysis and the market capitalization approach. The fair value of the trade names, trademarks and licensing agreements is estimated using the relief from royalty method. Key assumptions include projected revenue growth and operating expenses, discount rates, royalty rates and other factors that could affect fair value or otherwise indicate potential impairment. Estimates of revenue growth and operating expenses are based on internal projections and consider historical performance and forecasted growth, including assumptions regarding business recovery after the COVID-19 pandemic, industry economics and the business environment. The discount rate is based on the estimated cost of capital that reflects the risk profile of the related business. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches, are subjective, and our ability to realize future cash flows and asset fair values is affected by factors such as changes in economic conditions and operating performance. These fair value assessments could change materially if different estimates and assumptions were used.

The impact of the COVID-19 pandemic necessitated a quantitative assessment of our goodwill, trade names, trademarks and licensing agreements during the first quarter of fiscal 2020, resulting in a significant reduction in the balances of these assets. (See Note 8 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our intangible assets.)

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

Assessing whether impairment testing is warranted and, if so, determining the amount of expense require the use of estimates and assumptions regarding future cash flows and asset fair values. Key assumptions include projected revenue growth and operating expenses, as well as forecasting asset useful lives and selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections and consider the restaurant's historical performance, the local market economics and the business environment. The discount rate is based on the yield curve rate for U.S. Treasury securities with a duration that coincides with the period covered by the cash flows. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as changes in economic conditions and operating performance. (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion related to long-lived asset impairment.)

Leases

The reasonably certain lease term and the incremental borrowing rate for each restaurant location require judgment by management and can impact the classification and accounting for a lease as operating or finance, the value of the operating lease asset and liability and the term over which leasehold improvements for each restaurant are depreciated. These judgments may produce materially different amounts of operating lease assets and liabilities, rent expense and interest expense than would be reported if different assumptions were used.

Income Taxes

We compute income taxes based on estimates of our federal, state and foreign tax liabilities. Our estimates include, but are not limited to, effective state and local income tax rates, allowable tax credits, depreciation expense allowable for tax purposes, the tax deductibility of certain other items and applicable valuation allowances on deferred tax assets. Our estimates are made based on the best available information at the time we prepare our consolidated financial statements. In making our estimates, we consider the impact of legislative and judicial developments. As these developments evolve, we update our estimates, which, in turn, may result in adjustments to our effective tax rate.

We anticipate realization of a significant portion of our deferred tax assets through the reversal of existing deferred tax liabilities. Realization of some of our deferred tax assets, in particular those which have statutorily limited time periods within which they must be used, is dependent on generating sufficient taxable income in the relevant jurisdictions prior to expiration of these time periods. Although realization is not assured, management believes it is more likely than not that our deferred tax assets, net of valuation allowances, will be realized. The amount of deferred tax assets considered realizable could be reduced, however, if estimates of future earnings and taxable income in the carryforward periods are reduced.

Uncertain tax positions taken or expected to be taken in a tax return are recognized (or derecognized) in the financial statements when it is more likely than not that the position would be sustained on its technical merits upon examination by tax authorities, taking into account available administrative remedies and litigation. Assessment of uncertain tax positions requires significant judgments relating to the amounts, timing and likelihood of resolution.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” in Part I, Item 1A of this report, the "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this report and the cautionary statements included throughout this report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

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

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of the end of our 2020 fiscal year, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For fiscal years 2020 and 2019, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $4.6 million and $5.6 million, respectively. (See Item 1A — Risk Factors — Risks Related to Our Business — “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Amended Facility that is indexed to market rates. Based on outstanding borrowings at December 29, 2020 and December 31, 2019, a hypothetical 1% rise in interest rates would have increased interest expense by $2.8 million and $2.9 million, respectively, on an annual basis. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at December 29, 2020 and December 31, 2019, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $2.2 million and $1.9 million at December 29, 2020 and December 31, 2019, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 29, 2020.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 29, 2020.

The effectiveness of our internal control over financial reporting as of December 29, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 29, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to our executive officers is included in Part I, Item 1 of this report. Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “The Board and Corporate Governance,” and ”Delinquent Section 16(a) Reports” in our definitive proxy statement for the annual meeting of stockholders to be held on May 27, 2021 (the “Proxy Statement”).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the sections entitled “Directors Compensation,” “Executive Compensation,” “Compensation of Named Executive Officers” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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

The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 58 of this report.

2.   Financial statement schedules:

All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the financial statements or notes to the financial statements.

3.   Exhibits:

The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 96.

ITEM 16.FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Cheesecake Factory Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cheesecake Factory Incorporated and subsidiaries (the Company) as of December 29, 2020 and December 31, 2019, the related consolidated statements of (loss)/income, comprehensive (loss)/income, stockholders’ equity and Series A convertible preferred stock, and cash flows for each of the years in the three-year period ended December 29, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 29, 2020, based on criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2020 and December 31, 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 29, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2020 based on criteria established in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 2, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Evaluation of long-lived assets for impairment

As discussed in Notes 1, 7 and 13 to the consolidated financial statements, the Company assesses the potential impairment of long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the asset or asset group may not be recoverable. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The property and equipment, net, and operating lease asset balances as of December 29, 2020 were $774.1 million and $1,251.0 million, respectively. Based upon the analyses performed, the Company recognized pre-tax impairment charges for long-lived assets of $36.2 million in fiscal 2020.

We identified the evaluation of long-lived assets for impairment as a critical audit matter. The evaluation of the assumptions used in the undiscounted cash flow analysis and determination of fair value of certain long-lived assets resulted in the application of challenging auditor judgment. These assumptions include revenue and the operating margin.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment assessment process. This included controls related to the determination of the undiscounted cash flow and fair value of the restaurant asset groups, and the related revenue and operating margin assumptions. We performed sensitivity analyses over the revenue and operating margin assumptions to assess the impact of changes in those assumptions on the Company’s determination of the undiscounted cash flow and fair value of the restaurant assets groups. We compared the Company’s prior year revenue and operating margin assumptions to current year actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s revenue and operating margin assumptions for the restaurant asset groups by comparing the assumptions to the restaurant asset groups’ historical and peer group performance.

Evaluation of goodwill for impairment

As discussed in Notes 1, 2 and 8 to the consolidated financial statements, goodwill as of December 29, 2020 was $1.5 million. The Company tests for impairment of goodwill annually or whenever events or changes in circumstances between annual tests indicate a potential impairment. The Company determined it was necessary to perform an interim impairment evaluation during the first quarter of fiscal 2020 due to the decrease in stock price coupled with the dining room closures related to the COVID-19 pandemic and significant decline to the equity value of peers and overall U.S. stock market. Based on the results of this evaluation, the Company recorded impairment expense of $79.4 million. The estimated fair value of the reporting units was determined using the income approach using a discounted cash flow analysis.

We identified the evaluation of goodwill for impairment as a critical audit matter. Challenging auditor judgment was involved in evaluating certain assumptions used to determine the fair value of the reporting units. These assumptions include future unit growth, cash flows, and discount rates used to estimate the fair value of the reporting units. Minor changes to those assumptions had a significant effect on the Company’s estimate of the fair value of the reporting units. Additionally, the audit effort associated with the evaluation of the determination of fair value required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s goodwill impairment evaluation process, including controls over the assumptions listed above. We compared future unit growth and cash flows as a percentage of revenue to historical actual results and to the Company’s most recent plans. We performed sensitivity analyses over the future unit growth assumption to assess its impact on the Company’s determination of fair value. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the selected discount rates by comparing them against discount rate ranges that were independently developed using publicly available market data

●	assessing cash flows as a percentage of revenue by comparing it against cash flows as a percentage of revenue of publicly available market data for comparable companies
●	testing the estimates of fair value of the reporting units using independently obtained market data and comparing the results to the Company’s estimates of fair value.

Evaluation of trade name and trademark intangible assets for impairment

As discussed in Notes 1, 2 and 8 to the consolidated financial statements, trade name and trademark intangible assets as of December 29, 2020 was $233.7 million. The Company tests for impairment of trade name and trademark intangible assets annually or whenever events or changes in circumstances between annual tests indicate a potential impairment. The Company determined it was necessary to perform an interim impairment evaluation during the first quarter of fiscal 2020 due to the decrease in stock price coupled with the dining room closures related to the COVID-19 pandemic and significant decline to the equity value of peers and overall U.S. stock market. Based on the results of this evaluation, the Company recorded impairment expense of $101.0 million. The estimated fair value of the trade name and trademark intangible assets was determined using the relief from royalty method.

We identified the evaluation of trade name and trademark intangible assets for impairment as a critical audit matter. Challenging auditor judgment was involved in evaluating certain assumptions used to determine the fair value of trade name and trademark intangible assets. These assumptions include future unit growth, discount rates, and royalty rates used to estimate the fair value of trade name and trademark intangible assets. Minor changes to those assumptions had a significant effect on the Company’s estimate of the fair value of trade name and trademark intangible assets. Additionally, the audit effort associated with the evaluation of the determination of fair value required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s trade name and trademark intangible assets impairment evaluation process, including controls over the assumptions listed above. We compared future unit growth to historical actual results and to the Company’s most recent plans. We performed sensitivity analyses over the future unit growth assumption to assess its impact on the Company’s determination of fair value. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the selected discount rates by comparing them against discount rate ranges that were independently developed using publicly available market data
●	evaluating the selected royalty rates by comparing them against publicly available royalty rates of comparable companies
●	testing the estimates of fair value of trade name and trademark intangible assets using independently obtained market data and comparing the results to the Company’s estimates of fair value.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.

Los Angeles, California
February 24, 2021

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 29,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$154,085	$58,416
Accounts and other receivable	75,787	90,302
Income taxes receivable	36,889	4,626
Inventories	39,288	47,225
Prepaid expenses	35,310	43,946
Total current assets	341,359	244,515

Property and equipment, net	774,137	831,599

Other assets:
Intangible assets, net	253,160	437,207
Operating lease assets	1,251,027	1,240,976
Other	127,371	86,296
Total other assets	1,631,558	1,764,479

Total assets	$2,747,054	$2,840,593

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,432	$61,946
Gift card liabilities	184,655	187,978
Operating lease liabilities	132,519	128,081
Other accrued expenses	210,461	236,582
Total current liabilities	586,067	614,587

Deferred income taxes	—	33,847
Long-term debt	280,000	290,000
Operating lease liabilities	1,224,321	1,189,869
Other noncurrent liabilities	149,725	140,548
Commitments and contingencies (Note 16)
Series A convertible preferred stock, $.01 par value, 200,000 shares authorized; 200,000 and 0 shares issued and outstanding at December 29, 2020 and December 31, 2019, respectively	218,248	—
Stockholders’ equity:
Preferred stock, $.01 par value, other than Series A convertible preferred stock, 4,800,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 98,645,147 and 97,685,178 shares issued at December 29, 2020 and December 31, 2019, respectively	986	977
Additional paid-in capital	878,148	855,989
Retained earnings	1,110,087	1,408,333
Treasury stock, 53,026,409 and 52,916,434 shares at cost at December 29, 2020 and December 31, 2019, respectively	(1,696,743)	(1,693,122)
Accumulated other comprehensive loss	(3,785)	(435)
Total stockholders’ equity	288,693	571,742

Total liabilities, Series A convertible preferred stock and stockholders’ equity	$2,747,054	$2,840,593

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF (LOSS)/INCOME

(In thousands, except per share data)

	Fiscal Year
	2020	2019	2018
Revenues	$1,983,225	$2,482,692	$2,332,331
Costs and expenses:
Cost of sales	458,332	561,783	532,880
Labor expenses	778,586	899,667	834,134
Other operating costs and expenses	616,069	631,613	566,825
General and administrative expenses	157,644	160,199	154,770
Depreciation and amortization expenses	91,415	88,133	95,976
Impairment of assets and lease termination expenses	219,333	18,247	17,861
Acquisition-related costs	2,699	5,270	—
Acquisition-related contingent consideration, compensation and amortization (benefit)/expenses	(3,872)	1,033	—
Preopening costs	10,456	13,149	10,937
Total costs and expenses	2,330,662	2,379,094	2,213,383
(Loss)/income from operations	(347,437)	103,598	118,948
Gain/(loss) on investments in unconsolidated affiliates	—	39,233	(4,754)
Interest and other expense, net	(8,599)	(2,497)	(6,783)
(Loss)/income before income taxes	(356,036)	140,334	107,411
Income tax (benefit)/provision	(102,671)	13,041	8,376
Net (loss)/ income	(253,365)	127,293	99,035
Dividends on Series A preferred stock	(13,485)	—	—
Direct and incremental Series A preferred stock issuance costs	(10,257)	—	—
Net (loss)/income available to common stockholders	$(277,107)	$127,293	$99,035

Net (loss)/income per common share:
Basic	$(6.32)	$2.90	$2.19
Diluted	$(6.32)	$2.86	$2.14

Weighted-average common shares outstanding:
Basic	43,869	43,949	45,263
Diluted	43,869	44,545	46,215

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(In thousands)

	Fiscal Year
	2020	2019	2018

Net (loss)/income	$(253,365)	$127,293	$99,035
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	114	503	(850)
Unrealized loss on derivative, net of tax	(3,464)	—	—
Other comprehensive (loss)/gain	(3,350)	503	(850)
Total comprehensive (loss)/income	(256,715)	127,796	98,185
Comprehensive (loss)/income attributable to preferred stockholders	(23,742)	—	—
Total comprehensive (loss)/income available to common stockholders	$(280,457)	$127,796	$98,185

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND SERIES A CONVERTIBLE PREFERRED STOCK

(In thousands)

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, January 2, 2018	—	$—	95,412	$954	$799,862	$1,345,666	$(1,532,864)	$(88)	$613,530
Cumulative effect of adopting the pronouncement related to revenue recognition, net of tax	—	—	—	—	—	(3,560)	—	—	(3,560)
Balance, January 2, 2018, as adjusted	—	—	95,412	954	799,862	1,342,106	(1,532,864)	(88)	609,970
Net income	—	—	—	—	—	99,035	—	—	99,035
Foreign currency translation adjustment	—	—	—	—	—	—	—	(850)	(850)
Cash dividends declared Common stock, $1.24 per share	—	—	—	—	—	(56,647)	—	—	(56,647)
Stock-based compensation	—	—	554	6	20,245	—	—	—	20,251
Common stock issued under stock-based compensation plans	—	—	656	7	8,569	—	—	—	8,576
Treasury stock purchases	—	—	—	—	—	—	(109,276)	—	(109,276)
Balance, January 1, 2019	—	—	96,622	967	828,676	1,384,494	(1,642,140)	(938)	571,059
Cumulative effect of adopting the pronouncement related to lease accounting, net of tax	—	—	—	—	—	(41,466)	—	—	(41,466)
Balance, January 1, 2019, as adjusted	—	—	96,622	967	828,676	1,343,028	(1,642,140)	(938)	529,593
Net income	—	—	—	—	—	127,293	—	—	127,293
Foreign currency translation adjustment	—	—	—	—	—	—	—	503	503
Cash dividends declared Common stock, $1.38 per share	—	—	—	—	—	(61,988)	—	—	(61,988)
Stock-based compensation	—	—	476	4	19,595	—	—	—	19,599
Common stock issued under stock-based compensation plans	—	—	587	6	7,718	—	—	—	7,724
Treasury stock purchases	—	—	—	—	—	—	(50,982)	—	(50,982)
Balance, December 31, 2019	—	—	97,685	977	855,989	1,408,333	(1,693,122)	(435)	571,742
Net loss	—	—	—	—	—	(253,365)	—	—	(253,365)
Foreign currency translation adjustment	—	—	—	—	—	—	—	114	114
Change in derivative, net of tax	—	—	—	—	—	—	—	(3,464)	(3,464)
Cash dividends declared Common stock, $0.36 per share	—	—	—	—	—	(16,376)	—	—	(16,376)
Stock-based compensation	—	—	637	7	21,550	—	—	—	21,557
Common stock issued under stock-based compensation plans	—	—	323	2	609	—	—	—	611
Treasury stock purchases	—	—	—	—	—	—	(3,621)	—	(3,621)
Series A preferred stock issuance	200	189,743	—	—	—	—	—	—	—
Series A preferred stock direct costs	—	10,257	—	—	—	(10,257)	—	—	(10,257)
Paid-in-kind Series A preferred stock dividend, including beneficial conversion feature	—	18,248	—	—	—	(18,248)	—	—	(18,248)
Balance, December 29, 2020	200	$218,248	98,645	$986	$878,148	$1,110,087	$(1,696,743)	$(3,785)	$288,693

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2020	2019	2018
Cash flows from operating activities:
Net (loss)/income	$(253,365)	$127,293	$99,035

Adjustments to reconcile net (loss)/income to cash (used in)/provided by operating activities:
Depreciation and amortization expenses	91,415	88,133	95,976
Deferred income taxes	(67,228)	(2,197)	(5,510)
Impairment of assets and lease termination expenses	208,066	16,223	16,411
Stock-based compensation	21,350	19,373	19,988
(Gain)/loss from investments in unconsolidated affiliates	—	(39,233)	4,754
Changes in assets and liabilities, net of acquired amounts:
Accounts and other receivables	15,148	3,777	3,680
Income taxes receivable/payable	(32,263)	(5,338)	15,729
Inventories	7,921	(5,766)	3,667
Prepaid expenses	8,563	(4,133)	6,262
Operating lease assets/liabilities	22,958	5,019	—
Other assets	(6,019)	(11,989)	7,406
Accounts payable	(2,005)	2,326	5,601
Gift card liabilities	(3,324)	9,695	8,395
Other accrued expenses	(8,309)	15,578	9,921
Cash provided by operating activities	2,908	218,761	291,315

Cash flows from investing activities:
Additions to property and equipment	(50,329)	(73,765)	(102,909)
Additions to intangible assets	(585)	(2,100)	(3,020)
Acquisition, net of cash acquired	—	(261,695)	—
Investments in unconsolidated affiliates	—	(3,000)	(25,000)
Loans made to unconsolidated affiliates	—	(22,500)	—
Proceeds from variable life insurance contract	—	—	540
Cash used in investing activities	(50,914)	(363,060)	(130,389)

Cash flows from financing activities:
Acquisition-related deferred consideration	(17,250)	—	—
Deemed landlord financing proceeds	—	—	21,788
Deemed landlord financing payments	—	—	(5,128)
Borrowings on credit facility	90,000	335,000	70,000
Repayments on credit facility	(100,000)	(55,000)	(70,000)
Proceeds from exercise of stock options	611	7,724	8,576
Series A preferred stock issuance	200,000	—	—
Series A preferred stock direct costs	(10,257)	—	—
Cash dividends paid	(15,791)	(60,722)	(56,251)
Treasury stock purchases	(3,621)	(50,982)	(109,276)
Cash provided by/(used in) financing activities	143,692	176,020	(140,291)
Foreign currency translation adjustment	(17)	117	(65)
Net change in cash and cash equivalents	95,669	31,838	20,570
Cash and cash equivalents at beginning of period	58,416	26,578	6,008
Cash and cash equivalents at end of period	$154,085	$58,416	$26,578

Supplemental disclosures:
Interest paid	$13,045	$1,646	$8,156
Income taxes paid	$2,968	$20,778	$10,149
Construction payable	$5,007	$6,504	$4,585
Non-cash operating:
Settlement of sale-leaseback accounting	$—	$—	$11,863
Non-cash investing:
Settlement of landlord sale-leaseback accounting	$—	$—	$6,824
Acquisition-related deferred consideration and compensation	$—	$(66,257)	$—
Fair value of previously-held equity investments	$—	$(122,000)	$—
Loans repaid by unconsolidated affiliates as a reduction of acquisition cash	$—	$12,500	$—
Loan to unconsolidated affiliate assumed in acquisition	$—	$10,000	$—
Non-cash financing:
Settlement of landlord financing obligation for sale-leaseback leases	$—	$—	$(18,687)
Deemed landlord financing proceeds	$—	$—	$13,748

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 294 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within our Fox Restaurant Concepts ("FRC") business. Internationally, 27 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

On October 2, 2019, we completed the acquisition of North Italia and the remaining business of FRC, including Flower Child and all other FRC brands (the "Acquisition"). The results of operations, financial position and cash flows of the acquired businesses are included in our consolidated financial statements as of the acquisition date. See Note 2 for further discussion of the Acquisition.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2020, 2019 and 2018 each consisted of 52 weeks.

In fiscal 2019, we separately disclosed accounts receivable and other receivable on the consolidated balance sheet and statement of cash flow. In addition, rent related deferred tax assets and liabilities were consolidated and presented as accrued rent in the notes to consolidated financial statements. Corresponding prior year balance were reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

Business Combination

On October 2, 2019, we completed the acquisition of North Italia and the remaining business of FRC. Since the Acquisition represents a business combination achieved in stages, we remeasured our previously-held equity interests in North Italia and Flower Child immediately before the acquisition to acquisition-date fair value and recognized a resulting gain. In accordance with the acquisition method of accounting for business combinations, we allocated the purchase price of acquired businesses to the tangible and intangible assets acquired and liabilities assumed based on preliminary estimated fair values. We estimated the fair value of assets and liabilities based upon widely-accepted valuation techniques, including discounted cash flow, relief from royalty and Monte Carlo methods, depending on the nature of the assets acquired or liabilities assumed. We made minor adjustments to our purchase accounting in the first quarter of fiscal 2020 as we finalized our valuation of the acquired intangible assets. (See Note 2 for further discussion of the Acquisition.)

COVID-19 Pandemic

The Company is subject to risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency on March 13, 2020. We experienced significant disruptions to our business due to suggested and mandated social distancing and shelter-in-place orders, which resulted in the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis.

In our initial response to the COVID-19 pandemic, the Company and its Board of Directors implemented the following measures to preserve liquidity and enhance financial flexibility:

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

In late April 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms across our concepts the second week of May. During the third quarter of fiscal 2020, we called back to work a majority of our staff members who were previously furloughed, and restored Board, executive and corporate support staff compensation. In addition, we resumed new unit development on a limited basis and will continue to evaluate the pace and quantity of new unit development. Restrictions on the type of operating model and occupancy capacity continue to change, and these restrictions increased in many of our markets during the fourth quarter of fiscal 2020 with the surge in COVID-19 cases.

We cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, will determine the significance of the impact to our operating results and financial position.

These considerable developments triggered the need to perform interim impairment assessments of our long-lived assets, goodwill and other intangible assets and a revaluation of contingent consideration associated with the acquisition of FRC in addition to our annual impairment testing. Future changes in estimates could further impact the carrying value of these items. (See Notes 7 and 8 for further discussion of impairment of long-lived and intangible assets, respectively. See Note 9 for further discussion of the revaluation of contingent consideration.)

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $9.1 million and $21.2 million at December 29, 2020 and December 31, 2019, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. During the last week of fiscal 2020, almost all of our restaurants were operating under capacity restrictions or in an off-premise-only model. Therefore, we processed less sales through credit cards causing a decrease in this receivable from the prior year. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in other accrued expenses on our consolidated balance sheet.

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

We consider the concentration of credit risk for accounts receivable from our bakery customers to be minimal due to the payment histories and general financial condition of our larger bakery accounts. Concentration of credit risk related to other receivables is limited as this balance is comprised primarily of amounts due from our gift card distributors, insurance providers and delivery partner.

Inventories

Inventories consist of restaurant food and other supplies, bakery raw materials and bakery finished goods and are stated at the lower of cost or net realizable value on an average cost basis at the restaurants and on a first-in, first-out basis at the bakeries.

Property and Equipment

We record property and equipment at cost less accumulated depreciation. Improvements are capitalized while repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets or the reasonably certain lease term, whichever is shorter. Leasehold improvements include the cost of our internal development and construction department. Depreciation and amortization periods are as follows:

Buildings and land improvements	30 years
Leasehold improvements	10 to 30 years
Furnishings, fixtures and equipment	3 to 15 years	(1)
Computer software and equipment	5 years
(1)	Other than certain types of restaurant equipment with estimated useful lives that equal or exceed the reasonably certain lease term, in which case the reasonably certain lease term is utilized

Gains and losses related to property and equipment disposals are recorded in depreciation and amortization expenses.

Impairment of Long-Lived Assets and Lease Termination Expenses

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. At any given time, we may be monitoring a number of locations, and future impairment charges could be required if individual restaurant performance does not improve or we make the decision to close or relocate a restaurant.

Long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Impairment testing is performed at the individual restaurant asset group level, which is inclusive of property and equipment and lease right-of-use assets. Recoverability is assessed by comparing the carrying value of the assets to the undiscounted cash flows expected to be generated by those assets. Impairment losses are measured as the amount by which the carrying values of the assets exceed their fair value, which is determined based on discounted future net cash flows expected to be generated by the assets.

In fiscal 2020, we recorded $36.2 million of expense primarily related to the impairment of one The Cheesecake Factory, one North Italia, two Other FRC and six Other restaurants, as well as lease termination costs and accelerated depreciation for one The Cheesecake Factory and seven Other restaurants. In fiscal 2019, we recorded $18.2 million of expense related to the impairment of two The Cheesecake Factory and two Other restaurants, as well as lease termination costs and accelerated depreciation for two Other restaurants. In fiscal 2018, we recorded $17.9 million of expense related to the impairment of one The Cheesecake Factory and two Other restaurants, as well as lease termination costs and accelerated depreciation for two The Cheesecake Factory restaurants. These amounts are recorded in impairment of assets and lease terminations on the consolidated statements of income.

Intangible Assets

Our intangible assets consist of goodwill, indefinite-lived trade names, trademarks and transferable alcoholic beverage licenses and definite-lived licensing agreements and non-transferable alcoholic beverage licenses.

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

Goodwill and other indefinite-lived intangible assets are not amortized and are tested for impairment annually as of the first day of our fiscal fourth quarter or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include, but are not limited to historical financial performance, a significant decline in expected future cash flows, unanticipated competition, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessments require the use of estimates and assumptions regarding future cash flows and asset fair values. For the goodwill impairment test, the estimated fair value of the reporting units is determined using a blend of the income approach using a discounted cash flow analysis and the market capitalization approach. The fair value of the trade names, trademarks and licensing agreements is estimated using the relief from royalty method. These fair value assessments could change materially if different estimates and assumptions were used.

We evaluate the useful lives of our intangible assets, other than goodwill, at each reporting period to determine if they are definite or indefinite-lived. A determination on useful life requires judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment and expected changes in distribution channels), the level of required maintenance expenditures and the expected lives of other related groups of assets. (See Note 8 for further discussion of our intangible assets.)

Investments in Unconsolidated Affiliates

From fiscal year 2016 until the Acquisition on October 2, 2019, we held minority equity investments in two restaurant concepts, North Italia and Flower Child, with our percentage of ownership growing to 49% in each concept immediately prior to the Acquisition. Since we held a number of rights with regard to participation in policy-making processes, but did not control these entities prior to the Acquisition, we accounted for these investments under the equity method. Accordingly, we recognized our proportionate share of the reported earnings or losses of these entities on the consolidated statements of income and as an adjustment to our investments on the consolidated balance sheets. We assessed the potential impairment of these equity investments whenever events or changes in circumstances indicated that a decrease in value of the investment had occurred that was other than temporary, in which case we would have recognized the decrease even though it was in excess of what would otherwise be recognized by application of the equity method. No impairment losses were recorded for these assets during fiscal years 2019 and 2018.

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

Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from bakery sales are recognized upon transfer of title and risk to customers. Royalty revenues are recognized in the period the related sales occur, utilizing the sale-based royalty exception available under current accounting guidance. Our consumer packaged goods minimum guarantees do not require distinct performance obligations. Therefore, related revenue is recognized on a straight-line basis over the life of the applicable agreements, ranging from one to three years. As our development and site fee agreements do not contain distinct performance obligations, related revenue is recognized on a straight-line basis over the life of the applicable agreements, ranging from eight to 30 years. Deferred and recognized revenue for new minimum guarantees for consumer packaged goods and for new site and development agreements were immaterial in all periods presented.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income. We recognized $7.6 million, $8.0 million and $8.0 million of gift card breakage in fiscal years 2020, 2019 and 2018, respectively. Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue. There were no changes to our accounting for gift card revenue and related costs upon adoption of the new revenue recognition standard.

Certain of our promotional programs include multiple element arrangements that incorporate various performance obligations. We allocate revenue using the relative selling price of each performance obligation considering the likelihood of redemption and recognize revenue upon satisfaction of each performance obligation. During fiscal 2020, we deferred revenue of $11.6 million related to promotional programs and recognized $11.2 million of previously deferred revenue related to promotional programs. During fiscal 2019, we deferred revenue of $7.9 million related to promotional programs and recognized $7.3 million of previously deferred revenue related to promotional programs.

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

In addition to leases for our restaurant locations, we also lease automobiles and certain equipment that is used in the restaurants, bakeries and corporate office. The leases for our restaurant locations, automobiles and certain restaurant equipment are included in our operating lease assets and liabilities. All other leases are immaterial or qualify for the short-term lease exclusion.

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

At lease commencement, we evaluate each material lease and those that don’t qualify for the short-term exclusion to determine its appropriate classification as an operating or finance lease. All of the leases evaluated meet the criteria for classification as operating leases. For restaurant leases that existed as of the adoption of ASC 842, we continued to apply our historical practice of excluding executory costs, and only minimum base rent was factored into the initial operating lease liability and corresponding lease asset. For restaurant leases beginning after adoption of ASC 842, we have elected the single lease component practical expedient. Operating lease assets and liabilities are recorded on the balance sheet at lease commencement based on the present value of minimum base rent and other fixed payments over the reasonably certain lease term. The difference between the amounts we expend for structural costs and the construction contributions received from our landlords is recorded as an adjustment to the operating lease asset. Lease terms include the build-out period for our leases where no rent payments are typically due under the terms of the lease, as well as options to renew when we deem we have significant economic incentive to exercise the extension. When determining if we have a significant economic incentive, we consider relevant factors, such as contractual, asset, entity and market-based considerations. Option periods are included in the lease term for the majority of our leases. Termination rights have not been factored into the lease terms since based on our probability assessment we are reasonably certain we will not terminate our leases.

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

During fiscal 2020, we received a number of lease concessions, primarily in the form of rent deferrals or reduction over the period of time when our restaurant business was adversely impacted and have elected to apply the interpretive guidance. This election did not have a material impact on our consolidated financial statements. Three concession agreements did not qualify for this accounting election and were treated as lease modifications. We deferred rent payments of $7.6 million, the majority of which is due in fiscal 2021.

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

Stock-Based Compensation

We maintain stock-based incentive plans under which equity awards may be granted to staff members, consultants and non-employee directors. We account for the awards based on fair value measurement guidance and amortize to expense over the vesting period using a straight-line or graded-vesting schedule, as applicable. (See Note 18 for further discussion of our stock-based compensation.)

Advertising Costs

We expense advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $16.0 million, $10.6 million and $6.1 million in fiscal 2020, 2019 and 2018, respectively.

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

We routinely evaluate the likelihood of realizing the benefit of our deferred tax assets and record a valuation allowance if, based on all available evidence, we determine that some portion of the tax benefit will not be realized. In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arise, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies (when applicable) and results of recent operations. If we later determine that we would be able to realize our deferred tax assets in excess of their net recorded amount, we adjust the deferred tax asset valuation allowance and reduce income tax expense.

We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit from an uncertain tax position only if it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authorities based solely on its technical merits, taking into account available administrative remedies and litigation. If this threshold is met, we recognize only the portion of the tax benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We record a liability for any portion of the tax benefit that does not meet these recognition and measurement criteria and we adjust this liability through income tax expense in the period in which the uncertain tax position is effectively settled, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available. We recognize interest related to uncertain tax positions in income tax expense. Penalties related to uncertain tax positions are recorded in general and administrative expenses.

Net (Loss)/Income per Share

Basic net (loss)/income per share is computed by dividing net (loss)/income available to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At December 29, 2020, December 31, 2019 and January 1, 2019, 2.0 million shares, 1.8 million shares and 1.7 million shares, respectively, of restricted stock issued to staff members were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates.

Holders of our Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A preferred stock") participate in dividends on an as-converted basis when declared on common stock. As a result, our Series A preferred stock meets the definition of a participating security which requires us to apply the two-class method to compute both basic and diluted net income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as our Series A preferred stock is a participating security, we are required to calculate diluted net income per share under the if-converted method in addition to the two-class method and utilize the most dilutive result. In periods where there is a net loss, no allocation of undistributed net loss to preferred stockholders is performed as the holders of our Series A preferred stock are not contractually obligated to participate in our losses.

	Fiscal Year
	2020	2019	2018

	(In thousands, except per share data)

Basic net (loss)/income per common share:
Net (loss)/income	$(253,365)	$127,293	$99,035
Dividends on Series A preferred stock	(13,485)	—	—
Direct and incremental Series A preferred stock issuance costs	(10,257)	—	—
Net (loss)/income available to common stockholders	(277,107)	127,293	99,035
Basic weighted-average shares outstanding	43,869	43,949	45,263
Basic net (loss)/income per common share	$(6.32)	$2.90	$2.19

Diluted net (loss)/income per common share:
Net (loss)/income available to common stockholders	(277,107)	127,293	99,035
Basic weighted-average shares outstanding	43,869	43,949	45,263
Dilutive effect of equity awards (1)	—	596	952
Diluted weighted-average shares outstanding	43,869	44,545	46,215
Diluted net (loss)/income per common share	$(6.32)	$2.86	$2.14
(1)	Shares of common stock equivalents of 4.0 million, 2.3 million and 1.5 million for fiscal 2020, 2019 and 2018, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

Comprehensive (Loss)/Income

Comprehensive (loss)/income includes all changes in equity during a period except those resulting from investment by and distribution to owners. Our comprehensive income consists of net (loss)/income, unrealized losses on our interest rate swap and translation gains and losses related to our Canadian restaurant operations.

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

We adopted FASB ASC Topic 842, Leases, as of January 2, 2019, using the alternative transition method and recorded a cumulative effect adjustment to beginning retained earnings without restating prior periods. We elected the package of practical expedients which allowed us to carry forward our historical lease classification, our assessment of whether a contract is or contains a lease and our initial direct costs for any leases that existed prior to adoption of the new standard. In addition, we elected the short-term lease exclusion and the hindsight practical expedient, which lengthened the lease term for certain of our leases to include renewal options. Adoption of the new standard resulted in the recognition of operating lease assets and liabilities of $975.1 million and $1,045.4 million, respectively, and a reduction to retained earnings of $41.5 million, net of tax. All prior lease-related balances of $39.2 million of prepaid rent, $140.2 million in property and equipment, net, $6.2 million of intangible assets, net, $82.1 million of deferred rent liabilities and $118.7 million of deemed landlord financing were reclassified into operating lease assets or eliminated upon ASC 842 adoption.

Recently Issued Accounting Standards

In August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The guidance allows for either full retrospective adoption or modified retrospective adoption. We plan to adopt this pronouncement for our fiscal year beginning December 30, 2020 utilizing the modified retrospective method. Depending on the future value of our stock price, the adoption of this standard could have a material impact on our additional paid-in capital and retained earnings balances due to the elimination of the beneficial conversion feature provision.

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

The Acquisition, which we expect will accelerate and diversify our revenue growth, was completed for consideration consisting of the following components: $288.1 million in cash at Closing, which was primarily funded by drawing on our credit facility; assumption of $10.0 million in debt previously owed by FRC to us; a $12.0 million indemnity escrow amount specifically related to North Italia due ratably over two years; and $45.0 million of deferred consideration due ratably over four years (including a $13.0 million indemnity escrow amount specifically related to the remaining FRC businesses). The assumption of debt previously owed by North Italia to us represents the effective settlement of a preexisting relationship. Since we determined the loans were at market terms, the debt assumed was treated as purchase consideration, and no gain or loss was recorded.

The acquisition agreement also included a contingent consideration provision, a portion of which was considered part of the acquisition consideration, and the remainder of which was considered future compensation expense. The acquisition-date fair values for the acquisition consideration and future compensation expense were $12.8 million and $7.3 million, respectively, determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates. The contingent consideration, which has no maximum payment, is payable on the fifth anniversary of the Closing Date and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child) during the five years after Closing. We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after Closing.

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

The following table summarizes the calculation of goodwill, as finalized in the first quarter of fiscal 2020, based on the excess of consideration transferred and the fair value of the previously held equity interests over the fair value of the assets acquired and liabilities assumed (in thousands).

Purchase consideration:
Cash at closing	$288,089
Assumption of debt previously owed by FRC	10,000
Deferred payments	53,471
Contingent consideration	12,786
Consideration transferred	364,346
Fair value of previously-held equity interests	122,000
Total	486,346
Less net assets acquired:
Current assets	23,682
Property and equipment	84,360
Intangible assets	336,280
Operating lease assets	223,455
Other assets	5,842
Current liabilities	(64,814)
Operating lease liabilities	(202,433)
Other noncurrent liabilities	(883)
Total net assets acquired	405,489
Goodwill	$80,857

Goodwill is related to the benefits expected as result of the Acquisition, including acceleration and diversification of our revenue growth. $29.2 million of the goodwill recorded as part of our purchase accounting entries related to North Italia. During fiscal 2020, we recorded goodwill impairment expense of $79.4 million. (See Note 8 for further discussion of our goodwill assessment and resulting impairment charge.) $74.2 million of goodwill is expected to be deductible for tax purposes.

Property and equipment will be depreciated over useful lives of 3 years to 30 years. The fair value of acquired property and equipment was determined under a trended original cost approach utilizing variables and estimates such as useful lives, hold factors and economic obsolescence.

Intangible assets acquired primarily consist of trade names and trademarks that were assigned indefinite lives based on the expected use of the assets and the regulatory and economic environment within which they are being used. The fair value of the acquired intangible assets was determined utilizing the relief from royalty method based on estimated future revenues, royalty rates and discount rates, among other variables and estimates. During fiscal 2020, we recorded impairment expense of $103.3 million related to the acquired intangible assets. (See Note 8 for further discussion of our intangible asset assessment and resulting impairment charge.)

Operating lease assets include values associated with favorable and unfavorable market leases that will amortize over a weighted-average period of 15.2 years. The fair value of the operating lease assets was derived using an income approach based on market transaction data and estimated discount rates, among other variables and estimates.

During fiscal 2020 and 2019, we incurred $2.7 million and $5.3 million of costs, respectively, to effect and integrate the Acquisition. These costs were expensed in accordance with ASC 805 and are included in acquisition-related costs in our consolidated statements of operations.

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

In the opinion of the Company’s management, the unaudited pro forma financial information includes all significant necessary adjustments that can be factually supported to reflect the effects of the Acquisition and related transactions. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the Acquisition and related transactions been completed as of January 2, 2018 or that may be achieved in the future.

3. Fair Value Measurements

Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

●	Level 1: Quoted prices in active markets for identical assets or liabilities
●	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities
●	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the Company to develop its own assumptions

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 29, 2020
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$83,485	$—	$—
Non-qualified deferred compensation liabilities	(83,702)	—	—
Acquisition-related deferred consideration	—	(38,119)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(7,465)
Interest rate swap	—	(4,591)	—

	December 31, 2019
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$77,228	$—	$—
Non-qualified deferred compensation liabilities	(76,255)	—	—
Acquisition-related deferred consideration	—	(53,933)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(13,218)

Changes in the fair value of non-qualified deferred compensation assets and liabilities are recognized in interest and other expense, net in our consolidated statements of income. Changes in the fair value of the acquisition-related deferred and contingent consideration and compensation liabilities are recognized in acquisition-related contingent consideration, compensation and amortization (benefit)/expenses in our consolidated statements of income. See Note 12 for information regarding the financial statement classification of fair value changes in our interest rate swap.

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model was $0 to $32.0 million at December 29, 2020 and $0 to $69.2 million at December 31, 2019. Results could change materially if different estimates and assumptions were used. The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities, categorized as Level 3 (in thousands):

Balance, January 1, 2019	$—
Acquisition-date fair value	12,786
Change in fair value	432
Balance, December 31, 2019	13,218
Change in fair value	(5,753)
Balance, December 29, 2020	$7,465

The change in the fair value of the contingent consideration during fiscal 2020 primarily stemmed from the delay of future new restaurant openings caused by the impact of the COVID-19 pandemic on the estimated cash flows used in the valuation.

The fair values of our cash and cash equivalents, accounts receivable, income taxes receivable, other receivables, prepaid expenses, accounts payable, income taxes payable and other accrued expenses approximate their carrying amounts due to their short duration.

4.    Accounts and Other Receivables

Accounts and other receivables consisted of (in thousands):

	December 29, 2020	December 31, 2019

Gift card distributors(1)	$26,046	$38,947
Bakery customers	16,176	21,568
Insurance providers	8,991	9,646
Delivery partner	8,449	3,628
Other	16,125	16,513
Total	$75,787	$90,302
(1)	The decrease in receivables from gift card distributors stems from the impact of the COVID-19 pandemic on our business.

5.    Inventories

Inventories consisted of (in thousands):

	December 29, 2020	December 31, 2019
Restaurant food and supplies	$24,282	$25,057
Bakery finished goods and work in progress(1)	7,861	16,000
Bakery raw materials and supplies	7,145	6,168
Total	$39,288	$47,225
(1)	The decrease in bakery finished goods and work in progress inventories is due to strong demand coupled with manufacturing disruptions resulting from the COVID-19 pandemic.

6.    Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	December 29, 2020	December 31, 2019

Gift card contract assets	$17,955	$23,172
Other	17,355	20,774
Total	$35,310	$43,946

7.    Property and Equipment

Property and equipment consisted of (in thousands):

	December 29, 2020	December 31, 2019

Land and related improvements	$15,852	$15,852
Buildings	44,049	44,049
Leasehold improvements	1,154,400	1,158,467
Furnishings, fixtures and equipment	530,614	548,075
Computer software and equipment	51,678	55,614
Restaurant smallwares	34,009	34,653
Construction in progress	46,486	23,732

Property and equipment, total	1,877,088	1,880,442
Less: Accumulated depreciation	(1,102,951)	(1,048,843)
Property and equipment, net	$774,137	$831,599

Depreciation expenses related to property and equipment for fiscal 2020, 2019 and 2018 were $91.1 million, $88.0 million and $93.3 million, respectively. Repair and maintenance expenses for fiscal 2020, 2019 and 2018 were $56.6 million, $56.3 million and $55.2 million, respectively. Net expense for property and equipment disposals was $0.6 million, $0.9 million and $2.1 million, in fiscal 2020, 2019 and 2018, respectively.

8.    Intangible Assets, net

The following table presents components of intangible assets, net (in thousands):

	December 29, 2020	December 31, 2019
Indefinite-lived intangible assets:
Goodwill	$1,451	$78,355
Trade names and trademarks	233,676	337,027
Transferable alcoholic beverage licenses	7,753	8,575
Total indefinite-lived intangible assets	242,880	423,957
Definite-lived intangible assets, net:
Licensing agreements	7,320	10,060
Non-transferable alcoholic beverage licenses	2,960	3,190
Total definite-lived intangible assets	10,280	13,250
Total intangible assets, net	$253,160	$437,207

Amortization expenses related to our definite-lived intangible assets were $0.7 million, $0.3 million and $0.6 million for fiscal 2020, 2019 and 2018, respectively. Definite-lived intangible assets will be amortized over one to 55 years.

Due to the decrease in our stock price coupled with the dining room closures related to the COVID-19 pandemic and significant decline to the equity value of our peers and overall U.S. stock market, we determined it was necessary to perform an interim assessment of our goodwill, trade names, trademarks and licensing agreements during the first quarter of fiscal 2020. For the goodwill impairment test, the estimated fair value of the reporting units was determined using a blend of the income approach using a discounted cash flow analysis and the market capitalization approach. The fair value of the trade names, trademarks and licensing agreements was estimated using the relief from royalty method. There were a number of estimates and significant judgments made by management in performing these evaluations, such as future unit growth, average unit volumes, cash flows, discount rates and royalty rates. Accordingly, actual results could vary significantly from such estimates.

Based on the results of this assessment, we recorded goodwill impairment expense related to the Other FRC, North Italia and Flower Child operating segments of $33.8 million, $27.7 million and $17.9 million, respectively. In addition, we recorded impairment expense of $101.0 million and $2.3 million related to trade names and trademarks, and licensing agreements, respectively. More than half of the total impairment amount was driven by the impact on our market capitalization, with the balance related to lower future cash flow estimates. The reduced projections stemmed primarily from our decision to delay fiscal 2020 unit development, thereby moving our expected unit growth trajectory out by one year. The cash flow estimates assumed that average unit volumes and margins would substantially return to pre-COVID-19 levels by mid-fiscal 2021. We performed our annual assessment of indefinite-lived intangible assets as of the first day of our fiscal fourth quarter and concluded as of the date of the test that there was no further impairment of these assets, other than $0.4 million of expense related to transferable alcoholic beverage licenses.

9.    Other Assets

Other assets consisted of (in thousands):

	December 29, 2020	December 31, 2019

Non-qualified deferred compensation assets	$83,485	$77,228
Deferred income taxes	37,885	3,375
Other	6,001	5,693
Total	$127,371	$86,296

10.    Gift Cards

The following tables present information related to gift cards (in thousands):

	December 29, 2020	December 31, 2019
Gift card liabilities:
Beginning balance	$187,978	$172,336
Activations	110,670	158,099
Redemptions and breakage	(113,993)	(142,457)
Ending balance	$184,655	$187,978

	December 29, 2020	December 31, 2019

Gift card contract assets (1):
Beginning balance	$23,172	$23,388
Deferrals	12,348	18,378
Amortization	(17,565)	(18,594)
Ending balance	$17,955	$23,172
(1)	Included in prepaid expenses on the consolidated balance sheets.

The significant declines in activations, redemptions and breakage during fiscal 2020 compared to fiscal 2019 stem from the impact of the COVID-19 pandemic on our business.

11.    Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	December 29, 2020	December 31, 2019

Self-insurance	$62,567	$68,427
Salaries and wages (1)	37,124	56,774
Staff member benefits	26,686	25,044
Payroll and sales taxes (2)	24,316	22,822
Deferred consideration	16,740	16,740
Other	43,028	46,775
Total	$210,461	$236,582
(1)	The decrease in accrued salaries and wages is due to lower labor expenses in the COVID-19 pandemic operating environment.
(2)	The increase in accrued payroll and sales taxes represents the allowed deferral of certain payroll taxes under the CARES Act, partially offset by lower payroll taxes due to reduced salaries and wages.

12.    Long-Term Debt

On July 30, 2019, we entered into a Third Amended and Restated Loan Agreement (the “Facility”) which amended and restated in its entirety our prior Second Amended and Restated Loan Agreement dated as of December 22, 2015. The Facility, which terminates on July 30, 2024, provides us with revolving loan commitments that total $400 million (of which $40 million may be used for issuances of letters of credit). The Facility contains a commitment increase feature that could provide for additional available credit upon our request and subject to the participating lenders electing to increase their commitments or new lenders being added to the Facility.

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

Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with both the Facility and Amended Facility. Our obligations under the Amended Facility are unsecured, and certain of our material subsidiaries have guaranteed these obligations. During the fourth quarter of fiscal 2020, we repaid a portion of the outstanding balance on the Amended Facility such that at December 29, 2020, we had net availability for borrowings of $96.6 million, based on a $280.0 million outstanding debt balance and $23.4 million in standby letters of credit. Our Liquidity balance was $249.5 million at December 29, 2020, and we were in compliance with all covenants under the Amended Facility in effect at that date.

We capitalized interest expense related to new restaurant openings and major remodels totaling $0.8 million, $0.6 million and $0.4 million in fiscal 2020, 2019 and 2018, respectively.

13.    Leases

Components of lease expense were as follows (in thousands):

	Fiscal Year
	2020	2019
Operating	$129,431	$112,048
Variable	58,863	66,689
Short-term	414	368
Total	$188,708	$179,105

Rent expense on all operating leases (under ASC 840) was as follows (in thousands):

Fiscal Year
2018
Straight-lined minimum base rent	$83,999
Contingent rent	20,147
Common area maintenance and taxes	39,961
Total	$144,107

Supplemental information related to leases (in thousands, except percentages):

	Fiscal Year
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$115,273	$103,210
Right-of-use assets obtained in exchange for new operating lease liabilities	46,068	262,421	(1)
Weighted-average remaining lease term — operating leases (in years)	16.2	16.6
Weighted-average discount rate — operating leases	5.1%	5.2%
(1)	Includes $223.5 million in right-of-use assets related to the Acquisition. (See Note 2 for further discussion of the Acquisition.)

As of December 29, 2020, the maturities of our operating lease liabilities were as follows (in thousands):

2021	$135,801
2022	128,707
2023	126,925
2024	127,012
2025	126,660
Thereafter	1,395,083
Total future lease payments	2,040,188
Less: Interest	(683,347)
Present value of lease liabilities	$1,356,841

Operating lease liabilities include $840.5 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $130.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

14. Derivative

On March 13, 2020, we entered into an interest rate swap agreement to manage our exposure to interest rate movements on our Facility. The agreement became effective on April 1, 2020 and matures on April 1, 2025. The interest rate swap entitles us to receive a variable rate of interest based on the one-month LIBO rate in exchange for the payment of a fixed interest rate of 0.802%. The notional amount of the swap agreement is $280.0 million through March 31, 2023 and $140.0 million from April 1, 2023 through April 1, 2025. The differences between the variable LIBO rate and the interest rate swap rate are settled monthly. We determined that at December 29, 2020, the interest rate swap agreement was an effective hedging agreement.

Our only derivative is the aforementioned interest rate swap, which is designated as a cash flow hedge. Therefore, changes in fair value are initially included as a component of accumulated other comprehensive loss (AOCL) and subsequently reclassified to earnings as interest expense when the hedged forecasted transaction occurs. Any ineffective portion of changes in the fair value are immediately recognized in earnings as interest expense. We classify cash inflows and outflows from derivatives within operating activities on the consolidated statements of cash flows.

At December 29, 2020, the fair value of our interest rate swap was a liability of $4.6 million and was included in other noncurrent liabilities in the consolidated balance sheet. We reclassified $1.1 million out of AOCL in fiscal 2020 for the monthly settlement of the interest rate swap. No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings during fiscal 2020.

The following table summarizes the changes in AOCL, net of tax, related to the interest rate swap (in thousands):

Balance, December 31, 2019	$—
Other comprehensive loss before reclassifications	(4,612)
Amounts reclassified from AOCL	1,148
Other comprehensive loss, net of tax	(3,464)
Balance, December 29, 2020	$(3,464)

We classified this interest rate swap within Level 2 of the valuation hierarchy described in Note 3. Our counterparty under this arrangement provided monthly statements of the market values of this instrument based on significant inputs that were observable or could be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability. The impact on the derivative liability for the Company’s and the counterparty’s non-performance risk to the derivative trade was considered when measuring the fair value of derivative liability.

15.   Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	December 29, 2020	December 31, 2019

Non-qualified deferred compensation liabilities	$83,702	$76,255
Deferred consideration	21,379	37,193
Contingent consideration and compensation liabilities	7,465	13,218
Payroll taxes (1)	18,308	—
Other	18,871	13,882
Total	$149,725	$140,548
(1)	Represents the allowed deferral of certain payroll taxes under the CARES Act.

16.   Commitments and Contingencies

Purchase obligations, which include inventory purchases, equipment purchases, information technology and other miscellaneous commitments, were $91.6 million and $118.2 million at December 29, 2020 and December 31, 2019, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services rendered. Real estate obligations, which include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced, were $130.5 million and $176.1 million at December 29, 2020 and December 31, 2019, respectively.

The Acquisition purchase price included a $12 million indemnity escrow amount specifically related to North Italia due ratably over two years, $6.0 million of which was paid in fiscal 2020; and $45 million of deferred consideration due ratably over four years (including a $13 million indemnity escrow amount specifically related to the remaining FRC businesses), $11.3 million of which was paid in fiscal 2020. The acquisition agreement also included a contingent consideration provision which is payable on the fifth anniversary of the Closing Date and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child) during the five years after Closing. We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after Closing. (See Note 2 for further discussion of the Acquisition.)

As credit guarantees to insurers, we had $23.4 million and $19.4 million at December 29, 2020 and December 31, 2019, respectively, in standby letters of credit related to our self-insurance liabilities. All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and other insurable risks. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date. The total accrued liability for our self-insured plans was $62.6 million and $68.4 million at December 29, 2020 and December 31, 2019, respectively.

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

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including in the event of a termination without cause, an acquirer failure to assume or continue equity awards following a change in control of the Company or, otherwise, in the event of death or disability as defined in those agreements. Aggregate payments totaling approximately $3.1 million, excluding accrued potential bonuses of $0.9 million, which are subject to approval by the Compensation Committee, would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of December 29, 2020. In addition, the employment agreement with our Chief Executive Officer specifies an annual founder’s retirement benefit of $650,000 for ten years, commencing six months after termination of his full-time employment.

17.   Stockholders’ Equity and Series A Convertible Preferred Stock

Common Stock - Dividends and Share Repurchases

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Facility, in March 2020, our Board suspended the quarterly dividend on our common stock, as well as share repurchases.

Prior to this suspension, our Board declared cash dividends of $0.36 per common share for the first quarter of fiscal 2020. Cash dividends of $1.38 and $1.24 per common share were declared during fiscal 2019 and 2018, respectively. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Amended Facility and applicable law, and such other factors that the Board considers relevant. (See Note 12 for further discussion of our long-term debt.)

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.0 million shares at a total cost of $1,696.7 million through December 29, 2020. During fiscal 2020, 2019 and 2018, we repurchased 0.1 million, 1.1 million and 2.3 million shares of our common stock at a cost of $3.6 million, $51.0 million and $109.3 million, respectively. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisition, our share price and current market conditions. (See Note 2 for further discussion of the Acquisition.) The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Amended Facility that limit share repurchases based on a defined ratio. (See Note 12 for further discussion of our long-term debt.)

Series A Convertible Preferred Stock

On April 20, 2020, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we issued 200,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A preferred stock”) for an aggregate purchase price of $200 million, or $1,000 per share. In connection with the issuance, we incurred direct and incremental costs of $10.3 million, including financial advisory fees, closing costs, legal expenses, a commitment fee and other offering-related expenses. These direct and incremental costs reduced the Series A preferred stock balance at the issuance date and were recognized through retained earnings on June 30, 2020, the first measurement date.

The Series A preferred stock ranks senior to our common stock with respect to dividends and distributions on liquidation, winding-up and dissolution upon which each share of Series A preferred stock will be entitled to receive an amount per share equal to the greater of (i) the purchase price (without giving effect to the commitment fee), plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the amount that the holder of the Series A preferred stock would have been entitled to receive at such time if the Series A preferred stock were converted into common stock. At December 29, 2020, the Liquidation Preference was $1,042.66 per share.

Dividend Rights

The holders of Series A preferred stock are entitled to dividends on the Liquidation Preference at the rate of 9.5% per annum, payable in cash or, at our option, paid in-kind. Such holders are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis. We recorded in-kind dividends of $13.5 million during fiscal 2020.

Conversion Rights

Each holder has the right, at its option, to convert its Series A preferred stock, in whole or in part, into fully paid and non-assessable shares of our common stock at a conversion price equal to $22.23 per share, subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events and certain anti-dilutive offerings if they occur on or prior to April 19, 2021. As of December 29, 2020, the number of common shares that would be required to be issued upon conversion of the outstanding shares of Series A preferred stock was 9.4 million. Pursuant to the terms of the Certificate of Designations, unless and until approval of our stockholders is obtained as contemplated by Nasdaq listing rules (the “Stockholder Approval”), no holder may convert shares of Series A preferred stock through either an optional or a mandatory conversion into shares of common stock if and solely to the extent that such conversion would result in the holder beneficially owning in excess of 19.9% of then outstanding common stock. We have the right to settle any conversion in cash. As of December 29, 2020, the Series A preferred stock was convertible into approximately 17.1% of our outstanding common stock, on an as-converted basis.

After April 20, 2023 and subject to certain conditions, we may, at our option, require conversion of all of the outstanding shares of Series A preferred stock to common stock if, for at least 20 trading days during the 30 consecutive trading days immediately preceding the date we notify the holders of Series A preferred stock of the election to convert, the closing price of the common stock is at least 200% of the conversion price. We will not exercise our right to mandatorily convert all outstanding shares of Series A preferred stock unless certain liquidity conditions with regard to the shares of common stock to be issued upon such conversion are satisfied.

We determined that the nature of the Series A preferred stock was more akin to an equity instrument than a debt instrument and that the economic characteristics and risks of the embedded conversion options were clearly and closely related to the Series A preferred stock. As such, the conversion options were not required to be bifurcated from the host under FASB Accounting Standards Codification (“ASC 815”), Derivatives and Hedging. We also determined that the Series A preferred stock did not contain a beneficial conversion feature (“BCF”) upon issuance. However, the associated dividends for fiscal 2020 generated a BCF of $4.8 million based on the fair value of our stock price on the commitment date (the date the dividends were declared to be paid in-kind) as compared to the conversion price. Any BCF determined to exist is recorded as a debit to retained earnings and an increase to preferred stock.

Redemption Rights

On and after October 20, 2027, holders of the Series A preferred stock have the right to require redemption of all or any part of the Series A preferred stock for an amount equal to the Liquidation Preference. Upon certain change of control events, we are required to redeem, subject to conversion rights of the holders of Series A preferred stock, all of the outstanding shares of Series A preferred stock for cash consideration equal to the greater of (i) the Liquidation Preference and (ii) the amount that such holder would have been entitled to receive at such time if the Series A preferred stock were converted into common stock.

We may redeem any or all of the Series A preferred stock for an amount equal to (i) 120% of the Liquidation Preference thereof at any time between April 21, 2025 and April 19, 2026 and (ii) 100% of the Liquidation Preference at any time beginning on April 20, 2026, provided that such holder will have the right to convert the Series A preferred stock immediately prior to and in lieu of such redemption. To the extent such holder elects to convert the Series A preferred stock in lieu of such redemption and the number of shares of common stock issuable upon such conversion would exceed 19.9% of the outstanding shares of common stock, and the Stockholder Approval has not been obtained as of such date, any portion in excess of such limit will remain outstanding as Series A preferred stock.

Since the redemption of the Series A preferred stock is contingently redeemable and therefore not certain to occur, the Series A preferred stock is not required to be classified as a liability under ASC 480, Distinguishing Liabilities from Equity. As the Series A preferred stock is redeemable in certain circumstances at the option of the holder and is redeemable in certain circumstances upon the occurrence of an event that is not solely within our control, we have classified the Series A preferred stock separately from stockholders’ equity in the consolidated balance sheets.

As noted above, we determined that the nature of the Series A preferred stock was more akin to an equity instrument than a debt instrument. However, we determined that the economic characteristics and risks of the embedded put option, call option and redemption upon change of control provision were not clearly and closely related to the Series A preferred stock. Therefore, we assessed these items further and determined they did not meet the definition of a derivative under ASC 815, Derivatives and Hedging.

Voting Rights

Holders of Series A preferred stock are generally entitled to vote with the holders of the common stock on an as-converted basis. Holders of Series A preferred stock are entitled to a separate class vote with respect to, among other things, amendments to the Company’s organizational documents that have an adverse effect on the Series A preferred stock, issuances of securities that are senior to, or equal in priority with, the Series A preferred stock and certain business combinations and binding or statutory share exchanges or reclassification involving the Series A preferred stock unless such events do not adversely affect the rights, preferences or voting powers of such preferred stock. In addition, for so long as the holders of Series A preferred stock hold record and beneficial ownership of 25% of the Series A preferred stock issued to them, such holders will have the right to designate one member to our board of directors. If the holders cease to have such designation right, for so long as the holders have record and beneficial ownership of shares of common stock issued upon conversion of the Series A preferred stock that constitute at least 5% of the outstanding common stock, the holders will have the right to nominate one person for election to our board of directors.

18.   Stock-Based Compensation

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

On April 5, 2017, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock reserved for grant under the plan to 12.7 million shares from 9.2 million shares. This amendment was approved by our stockholders at our annual meeting held on June 8, 2017. On April 4, 2019, our Board adopted The Cheesecake Factory Incorporated Stock Incentive Plan. This plan was approved by our stockholders at our annual meeting held on May 30, 2019. The maximum number of shares of common stock available for grant under this plan is 4.8 million shares plus 1.8 million shares, which, as of May 30, 2019, were available for issuance under our 2010 Stock Incentive Plan, plus 1.9 million shares which may become available for issuance under The Cheesecake Factory Incorporated Stock Incentive Plan due to forfeiture or lapse of awards under our 2010 Stock Incentive Plan following May 30, 2019. Approximately 4.9 million of these shares were available for grant as of December 29, 2020.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Fiscal Year
	2020	2019	2018

Labor expenses	$7,753	$6,233	$5,681
Other operating costs and expenses	309	274	287
General and administrative expenses	13,288	12,866	14,020
Total stock-based compensation	21,350	19,373	19,988
Income tax benefit	5,245	4,760	4,987
Total stock-based compensation, net of taxes	$16,105	$14,613	$15,001

Capitalized stock-based compensation (1)	$207	$226	$262
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

The weighted-average fair value at the grant date for options issued during fiscal 2020, 2019 and 2018 was $6.66, $9.84 and $11.62 per share, respectively. The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions for fiscal 2020, 2019 and 2018, respectively: (a) an expected option term of 6.9 years in all fiscal years presented, (b) expected stock price volatility of 25.7%, 26.3% and 27.8%, (c) a risk-free interest rate of 1.5%, 2.6% and 2.8%, and (d) a dividend yield on our stock of 3.6%, 2.9% and 2.5%.

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

Stock option activity during fiscal 2020 was as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	1,829	$47.32	4.3	$844
Granted	654	$40.16
Exercised	(18)	$34.38
Forfeited or cancelled	(171)	$47.75
Outstanding at end of year	2,294	$45.35	5.0	$307

Exercisable at end of year	1,121	$46.77	2.4	$307
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal year-end date.

The total intrinsic value of options exercised during fiscal 2020, 2019 and 2018 was $0.1 million, $4.3 million and 6.2 million, respectively. As of December 29, 2020, total unrecognized stock-based compensation expense related to unvested stock options was $7.0 million, which we expect to recognize over a weighted-average period of approximately 3.3 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2020 was as follows:

		Weighted
		Average
		Fair
	Shares	Value
	(In thousands)	(Per share)
Outstanding at beginning of year	1,764	$47.76
Granted	763	$37.94
Vested	(316)	$49.35
Forfeited	(203)	$48.54
Outstanding at end of year	2,008	$43.70

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted-average fair value for restricted shares and restricted share units issued during fiscal 2020, 2019 and 2018 was $37.94, $45.02 and $48.22, respectively. The fair value of shares that vested during fiscal 2020, 2019 and 2018 was $15.6 million, $15.8 million and $17.8 million, respectively. As of December 29, 2020, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $36.0 million, which we expect to recognize over a weighted-average period of approximately 2.9 years.

19.   Employee Benefit Plans

We have defined contribution benefit plans in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plans”) that are open to our staff members who meet certain compensation and eligibility requirements. Participation in the 401(k) Plans is currently open to staff members from our restaurant concepts, bakery facilities, corporate office and FRC headquarters. The 401(k) Plans allow participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plans. We currently match in cash a certain percentage of the staff member contributions to the 401(k) Plans and also pay a portion of the administrative costs. Expense recognized in fiscal 2020, 2019 and 2018 was $1.8 million, $1.2 million and $1.0 million, respectively.

We have also established non-qualified deferred compensation plans (“Non-Qualified Plans”) for our executive officers and a select group of management and/or highly compensated staff members. The Non-Qualified Plans allow participating staff members to defer the receipt of a portion of their base compensation and bonuses.  Non-employee directors may also participate in the Non-Qualified Plans and defer the receipt of their earned director fees. We currently match in cash a certain percentage of the staff member contributions to the Non-Qualified Plans and also pay for the administrative costs. We do not match any contributions made by non-employee directors. Expense recognized in fiscal 2020, 2019 and 2018 was $1.3 million, $1.2 million and $1.3 million, respectively.

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

We maintain self-insured medical and dental benefit plans for our staff members. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in other accrued expenses, was $14.8 million and $10.8 million as of December 29, 2020 and December 31, 2019, respectively. (See Note 1 for further discussion of accounting for our self-insurance liabilities.)

20.   Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2020	2019	2018

(Loss)/Income before income taxes	$(356,036)	$140,334	$107,411
Income tax (benefit)/provision:
Current:
Federal	$(38,414)	$8,211	$5,082
State	2,971	7,027	8,804
Total current	(35,443)	15,238	13,886
Deferred:
Federal	(52,607)	(3,695)	(4,549)
State	(14,621)	1,498	(961)
Total deferred	(67,228)	(2,197)	(5,510)
Total (benefit)/provision	$(102,671)	$13,041	$8,376

The following reconciles the U.S. federal statutory rate to the effective tax rate:

	Fiscal Year
	2020	2019	2018

U.S. federal statutory rate	21.0%	21.0%	21.0%
State and district income taxes, net of federal benefit	2.6	4.9	6.1
Credit for FICA taxes paid on tips	2.1	(12.8)	(16.5)
Other credits and incentives	0.3	(1.4)	(2.5)
Impact of net operating loss carryback	3.4	—	—
Deferred compensation	0.6	(1.7)	0.8
Equity compensation	(0.4)	(0.2)	(1.5)
Other	(0.8)	(0.5)	0.4
Effective tax rate	28.8%	9.3%	7.8%

On March 27, 2020, the CARES Act was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions allowing for the carryback of net operating losses generated in fiscal years 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property (“QIP”). We expect to carry back our fiscal 2020 net operating loss and claim accelerated depreciation on QIP placed in service during fiscal 2018 and 2019. We expect to file carryback claims during fiscal 2021, and we estimate that these claims will generate cash refunds of approximately $36 million. The effects of these claims were included in our provision for income taxes using estimates based on the best information available at the time we prepared our consolidated financial statements. Legislative and judicial developments relating to these provisions may evolve and the actual effects of these claims may differ from our estimates, which, in turn, may result in adjustments to our effective tax rate.

The CARES Act also allowed eligible employers to defer the remittance of certain FICA taxes otherwise payable during calendar year 2020 and remit half of such deferred amounts on or before December 31, 2021 and half on or before December 31, 2022. We deferred approximately $36.6 million of FICA tax remittances under this provision. We plan to remit the first half of the deferred amount within 8.5 months of year-end 2020 (or by the date we file our 2020 tax return, if earlier) in order to secure a fiscal 2020 tax deduction. The effects of this planned remittance have been included in our fiscal 2020 provision for income taxes. We may, however, elect to remit the total amount of deferred FICA tax within 8.5 months of year-end 2020 (or by the date we file our 2020 tax return, if earlier), in which case the actual benefit of our net operating loss carryback will differ from our estimate. This, in turn, would result in an adjustment to our fiscal 2021 effective tax rate.

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	December 29, 2020	December 31, 2019
Deferred tax assets:
Staff member benefits	$33,419	$27,059
Insurance reserves	11,460	14,157
Operating lease liability	319,274	311,043
Deferred income	31,119	22,725
Tax credit carryforwards	37,107	15,754
Goodwill	15,632	—
Stock-based compensation	9,937	8,794
State and foreign net operating loss carryforwards	3,536	—
Derivative asset	1,409	—
Other	1,466	1,958
Subtotal	464,359	401,490
Less: Valuation allowance	(1,041)	(713)
Total	$463,318	$400,777

Deferred tax liabilities:
Property and equipment	$(124,634)	$(133,206)
Prepaid expenses	(7,027)	(8,819)
Inventory	(7,766)	(7,713)
Accrued rent	(4,947)	(4,955)
Operating lease asset	(280,845)	(276,420)
Other	(214)	(136)
Total	$(425,433)	$(431,249)

Net deferred tax asset/(liability)	$37,885	$(30,472)

At December 29, 2020 and December 31, 2019, we had $35.6 million and $14.3 million, respectively, of U.S. federal credit carryforwards which begin to expire in 2038. This increase was driven primarily by our fiscal 2020 net operating loss. At December 29, 2020, we had $79.5 million of state net operating loss carryforwards, resulting primarily from our fiscal 2020 loss, with statutory carryforward periods ranging from 5 years to no expiration period. The earliest year that a material state new operating loss will expire in 2030. At both December 29, 2020 and December 31, 2019, we had $1.9 million of state hiring and investment credits which begin to expire in 2024. At December 29, 2020 and December 31, 2019, we had $2.7 million and $2.9 million, respectively, of foreign net operating loss carryforwards which begin to expire in 2038.

We assess the available evidence to estimate if these carryforwards and our other deferred tax assets will be realized. We concluded that a substantial portion of our deferred tax assets are more likely than not to be realized by reversals of existing taxable temporary differences and that forecasted future taxable income, exclusive of reversing temporary differences, will result in realization of a substantial portion of the remainder. We did not need to consider tax planning strategies in this analysis. Based on this evaluation, at December 29, 2020 and December 31, 2019 we recorded a valuation allowance of $1.0 million and $0.7 million, respectively, to reflect the amount that we will likely not realize. This assessment could change if estimates of future taxable income during the carryforward period are revised. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2010.

At December 29, 2020, we had a reserve of $0.7 million for uncertain tax positions. If recognized, this amount would impact our effective income tax rate. A reconciliation of the beginning and ending amount of our uncertain tax positions is as follows (in thousands):

	Fiscal Year
	2020	2019	2018

Balance at beginning of year	$704	$830	$843
Additions related to current period tax positions	(49)	13	104
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	—	(139)	(117)
Balance at end of year	$655	$704	$830

At December 29, 2020 and December 31, 2019, we had $0.3 million and $0.2 million, respectively of accrued interest and penalties related to uncertain tax positions. None of the balance of uncertain tax positions at December 29, 2020 relates to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations.

21.   Segment Information

Our operating segments, the businesses for which our management reviews discrete financial information for decision-making purposes, are comprised of The Cheesecake Factory, North Italia, Flower Child, the other FRC brands, our bakery division and Grand Lux Cafe. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments (Flower Child, our bakery division and Grand Lux Cafe) along with our businesses that don’t qualify as operating segments are combined in Other. Unallocated corporate expenses, capital expenditures and assets, which were previously classified in a separate Corporate line, are also combined in Other. In addition, gift card costs, which were previously classified in The Cheesecake Factory restaurants reportable segment, are combined in Other. Corresponding prior year balances were reclassified to conform to the current year presentation.

Segment information is presented below (in thousands):

	Fiscal Year
	2020 (1)	2019 (1)	2018
Revenues:
The Cheesecake Factory	$1,585,008	$2,180,882	$2,127,347
North Italia	102,585	35,268	—
Other FRC	96,856	39,335	—
Other	198,776	227,207	204,984
Total	$1,983,225	$2,482,692	$2,332,331

(Loss)/income from operations:
The Cheesecake Factory	$45,540	$258,374	$270,829
North Italia	(77,371)	1,608	—
Other FRC	(77,026)	5,309	—
Other(2)	(238,580)	(161,693)	(151,881)
Total	$(347,437)	$103,598	$118,948

Depreciation and amortization:
The Cheesecake Factory	$67,514	$70,971	$80,646
North Italia	3,608	829	—
Other FRC	4,090	1,037	—
Other	16,203	15,296	15,330
Total	$91,415	$88,133	$95,976

Impairment of assets and lease termination:
The Cheesecake Factory	$3,261	$8,888	$6,580
North Italia	71,782	—	—
Other FRC	73,049	—	—
Other	71,241	9,359	11,281
Total	$219,333	$18,247	$17,861

Preopening costs:
The Cheesecake Factory	$4,206	$9,967	$9,247
North Italia	2,578	1,297	—
Other FRC	1,324	49	—
Other	2,348	1,836	1,690
Total	$10,456	$13,149	$10,937

Capital expenditures:
The Cheesecake Factory	$33,154	$59,045	$71,880
North Italia	8,436	2,318	—
Other FRC	3,754	5,072	—
Other	4,985	7,330	31,029
Total	$50,329	$73,765	$102,909

Total assets:
The Cheesecake Factory	$1,671,733	$1,701,418	$928,345
North Italia	270,218	297,840	—
Other FRC	308,866	310,414	—
Other	496,237	530,921	385,788
Total	$2,747,054	$2,840,593	$1,314,133
(1)	We completed the acquisition of North Italia and the remaining business of FRC on October 2, 2019. The results of the acquired businesses are included in our consolidated financial statements as of the acquisition date. (See Note 2 for further discussion of the Acquisition.)

(2)	Fiscal 2020 and fiscal 2019 include ($1.2) million and $6.3 million, respectively, of acquisition-related (benefit)/expenses. These amounts were recorded in acquisition-related costs and acquisition-related contingent consideration, compensation and amortization (benefit)/expenses in the consolidated statements of income. (See Note 2 for further discussion of the Acquisition.)

22.   Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for fiscal 2020 and 2019 is as follows (in thousands, except per share data):

Quarter Ended:	March 31, 2020 (1)	June 30, 2020 (1)	September 29, 2020 (1)	December 29, 2020 (1)
Revenues	$615,106	$295,851	$517,716	$554,552
Loss from operations (2)(3)	$(190,058)	$(83,710)	$(34,858)	$(38,811)
Net loss (2)(3)	$(136,163)	$(56,539)	$(28,346)	$(32,317)
Net loss available to common stockholders (2)(3)	$(136,163)	$(70,490)	$(33,184)	$(37,270)
Basic net loss per share (4)	$(3.11)	$(1.61)	$(0.76)	$(0.85)
Diluted net loss per share (4)	$(3.11)	$(1.61)	$(0.76)	$(0.85)
Cash dividends declared per common share	$0.36	$—	$—	$—

Quarter Ended:	April 2, 2019	July 2, 2019	October 1, 2019	December 31, 2019(1)
Revenues	$599,481	$602,645	$586,536	$694,030
Income from operations (2)(3)	$30,148	$40,099	$26,964	$6,387
Net income (2)(3)	$26,984	$35,510	$16,090	$48,709
Basic net income per share (4)	$0.61	$0.80	$0.37	$1.11
Diluted net income per share (4)	$0.60	$0.79	$0.36	$1.10
Cash dividends declared per common share	$0.33	$0.33	$0.36	$0.36
(1)	We completed the acquisition of North Italia and the remaining business of FRC on October 2, 2019. The results of the acquired businesses are included in our consolidated financial statements as of the acquisition date. (See Note 2 for further discussion of the Acquisition.)
(2)	In the first, second, third and fourth quarters of fiscal 2020, loss from operations included acquisition-related (benefit)/expenses of ($3.2) million, $0.1 million, $1.4 million and $0.5 million, with a corresponding impact to net loss of ($2.4) million, $0.1 million, $1.1 million and $0.4 million, respectively. Income from operations for the third and fourth quarters of fiscal 2019 included $3.2 million and $3.1 million of acquisition-related expenses, respectively, with a corresponding impact to net income of $2.4 million and $2.3 million, respectively. These amounts were recorded in acquisition-related costs and acquisition-related contingent consideration, compensation and amortization (benefit)/expenses in the consolidated statements of income. (See Note 2 for further discussion of the Acquisition.)
(3)	In the first, second, third and fourth quarters of fiscal 2020, loss from operations included impairment of assets and lease termination expenses of $191.9 million, $2.4 million, $10.4 million and $14.6 million, with a corresponding impact to net loss of $142.0 million, $1.8 million, $7.7 million and $10.8 million, respectively. In the fourth quarter of fiscal 2019, income from operations included impairment of assets and lease termination expenses of $18.2 million, with a corresponding impact to net income of $13.5 million. (See Note 1 for further discussion of these charges.)
(4)	Net (loss)/income per share calculations for each quarter are based on the weighted-average diluted shares outstanding for that quarter and may not total to the full year amount.

While seasonal fluctuations generally do not have a material impact on our quarterly results, year-over-year comparisons can be significantly impacted by the number and timing of new restaurant openings and associated preopening costs, the timing of holidays, the impact from inclement weather, other variations in revenues and expenses, and for the fiscal 2020 versus fiscal 2019 comparisons, by the impact of the COVID-19 pandemic and results of the Acquisition. Because of these and other factors, our financial results for any quarter are not necessarily indicative of the results that may be achieved for the full fiscal year.

23.   Subsequent Events

None.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Form of Reorganization Agreement(P)	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

2.2	Purchase Agreement, dated as of November 14, 2016, as amended by Amendment & Option Exercise Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto#	10-Q	000-20574	2.1	11/8/19

2.3	First Amendment to Option Exercise Agreement and Second Amendment to Purchase Agreement and Operating Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto#	10-Q	000-20574	2.2	11/8/19

2.4	Membership Interest Purchase Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, the Sellers party thereto, SWF Posse LLC, as Seller’s representative, and, solely for limited purposes set forth therein, The Cheesecake Factory Incorporated#†	10-Q	000-20574	2.3	11/8/19

2.5	First Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#	10-Q	000-20574	2.4	11/8/19

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18

3.2	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09

3.3	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of The Cheesecake Factory Incorporated	10-Q	000-20574	3.1	8/6/18

3.4	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20

4.1	Description of The Cheesecake Factory Incorporated’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act	10-K	000-20574	4.1	3/11/20

10.1.1	Employment Agreement, effective as of April 1, 2017, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/22/17

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.1.2	First Amendment to Employment Agreement, effective as of April 1, 2018, between The Cheesecake Factory Incorporated and David M. Overton*	8-k	000-20574	99.2	2/21/19

10.2	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and David M. Gordon*	10-K	000-20574	10.6	3/2/17

10.3	Employment Agreement, effective as of July 7, 2017, between The Cheesecake Factory Incorporated and Matthew E. Clark*	8-K	000-25074	99.1	6/13/17

10.4	Employment Agreement, effective as of May 14, 2018, between The Cheesecake Factory Incorporated and Scarlett May*	10-Q	000-25074	10.10	5/11/18

10.5	Employment Agreement, effective as of February 13, 2019, between The Cheesecake Factory Incorporated and Keith T. Carango*	10-K	000-20574	10.8	3/4/19

10.6.1	Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	10-K	000-25074	10.20	3/2/17

10.6.2	First Amendment to The Cheesecake Factory Incorporated Executive Savings Plan as amended and restated November 7, 2016*	10-K	000-25074	10.11.1	2/28/18

10.7.1	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07

10.7.2	Indemnification Agreement, dates as of April 20, 2020, between The Cheesecake Factory Incorporated and Paul D. Ginsberg*	8-K	000-25074	10.2	6/22/20

10.8.1	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05

10.8.2	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

10.8.3	Second Amendment to Inducement Agreement dated as of May 7, 2015	10-K	000-25704	10.24	3/2/17

10.9.1	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11

10.9.2	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

10.9.3	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14

10.9.4	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended May 28, 2015*	DEF 14A	000-20574	Appendix A	4/17/15

10.9.5	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 5, 2017*	DEF 14A	000-20574	Appendix A	4/25/17

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.10	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10

10.11	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12

10.12	Form of Notice of Stock Option Grant and Agreement and/or Restricted Stock Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after March 6, 2014*	8-K	000-20574	99.1	3/7/14

10.13	Form of Notice of Grant and Stock Option Agreement and/or Stock Unit Agreement under the 2010 Stock Incentive Plan, for equity grants made after March 3, 2016*	8-K	000-20574	99.2	3/4/16

10.14.1	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.1	2/28/18

10.14.2	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP II under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.2	2/28/18

10.14.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP III under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.3	2/28/18

10.14.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP IV under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.4	2/28/18

10.14.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP V under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.5	2/28/18

10.14.6	Form of Standard Notice of Grant and Restricted Share Agreement I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.6	2/28/18

10.14.7	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Senior Executive under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	8-K	000-20574	99.3	2/21/18

10.14.8	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under the 2010 Stock Incentive Plan, for equity grants made on or after February 13, 2019*	10-Q	000-20574	10.2	5/6/19

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.15.1	The Cheesecake Factory Incorporated Stock Incentive Plan*	8-K	000-20574	10.1	6/5/19

10.15.2	Form of Notice of Grant and Stock Unit Grant Agreement for Directors under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-Q	000-20574	10.1	6/22/20

10.15.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Executive Officers under The Cheesecake Factory Incorporated Stock Incentive Plan*	—	—	—	Filed herewith

10.15.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under The Cheesecake Factory Incorporated Stock Incentive Plan*	—	—	—	Filed herewith

10.15.5	Form of Notice of Grant and Restricted Share Agreement for MEP I under The Cheesecake Factory Incorporated Stock Incentive Plan*	—	—	—	Filed herewith

10.16	2015 Amended and Restated Performance Incentive Plan (Amended and Restated on September 2, 2020)*	8-K	000-20574	10.1	9/8/20

10.17.1	Third Amended and Restated Loan Agreement with JPMorgan Chase Bank, National Association dated as of July 30, 2019	10-Q	000-20574	10.1	11/8/19

10.17.2	First Amendment, dates as of May 1, 2020, to the Third Amended and Restated Loan Agreement, dated as of July 30, 2019, between The Cheesecake Factory Incorporated, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time part thereto	8-K	000-20574	10.1	5/5/20

10.18.1	Subscription Agreement, dated April 20, 2020, but and between The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.1	4/20/20

10.18.2	Registration Rights Agreement, dated April 20, 2020, by and between The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.2	4/20/20

10.18.3	Acknowledgement and Support Agreement, dated April 20, 2020, by and between David Overton and RC Cake Holdings LLC	8-K	000-20574	10.3	4/20/20

21.1	List of Subsidiaries	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

101.1	The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended December 29, 2020, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements	—	—	—	Filed herewith

104.1	The cover page of The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended December 29, 2020, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2021.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 24, 2021
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ MATTHEW E. CLARK	Executive Vice President and	February 24, 2021
Matthew E. Clark	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Senior Vice President, Controller and	February 24, 2021
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ EDIE A. AMES	Director	February 24, 2021
Edie A. Ames

/s/ ALEXANDER L. CAPPELLO	Director	February 24, 2021
Alexander L. Cappello

/s/ PAUL D. GINSBERG	Director	February 24, 2021
Paul D. Ginsberg

/s/ JEROME I. KRANSDORF	Director	February 24, 2021
Jerome I. Kransdorf

/s/ JANICE MEYER	Director	February 24, 2021
Janice Meyer

/s/ LAURENCE B. MINDEL	Director	February 24, 2021
Laurence B. Mindel

/s/ DAVID B. PITTAWAY	Director	February 24, 2021
David B. Pittaway

/s/ HERBERT SIMON	Director	February 24, 2021
Herbert Simon