Form 10-Q
period 2021-03-30
CHEESECAKE FACTORY INC
filed 2021-05-03
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2021

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

As of April 26, 2021, 46,479,297 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 30,	December 29,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$181,345	$154,085
Accounts and other receivable	57,815	75,787
Income taxes receivable	34,973	36,889
Inventories	38,955	39,288
Prepaid expenses	30,727	35,310
Total current assets	343,815	341,359

Property and equipment, net	760,722	774,137

Other assets:
Intangible assets, net	253,152	253,160
Operating lease assets	1,245,892	1,251,027
Other	131,858	127,371
Total other assets	1,630,902	1,631,558

Total assets	$2,735,439	$2,747,054

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,047	$58,432
Gift card liabilities	166,178	184,655
Operating lease liabilities	132,521	132,519
Other accrued expenses	203,211	210,461
Total current liabilities	557,957	586,067

Long-term debt	280,000	280,000
Operating lease liabilities	1,216,473	1,224,321
Other noncurrent liabilities	151,010	149,725
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $.01 par value, 200,000 shares authorized; 200,000 and 200,000 shares issued and outstanding at March 30, 2021 and December 29, 2020, respectively	213,485	218,248
Stockholders’ equity:
Preferred stock, $.01 par value, other than Series A convertible preferred stock, 4,800,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 99,508,470 and 98,645,147 shares issued at March 30, 2021 and December 29, 2020, respectively	995	986
Additional paid-in capital	904,045	878,148
Retained earnings	1,114,047	1,110,087
Treasury stock, 53,101,293 and 53,026,409 shares at cost at March 30, 2021 and December 29, 2020, respectively	(1,700,700)	(1,696,743)
Accumulated other comprehensive loss	(1,873)	(3,785)
Total stockholders’ equity	316,514	288,693

Total liabilities, Series A convertible preferred stock and stockholders’ equity	$2,735,439	$2,747,054

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020
Revenues	$627,417	$615,106
Costs and expenses:
Cost of sales	135,875	140,905
Labor expenses	229,732	236,982
Other operating costs and expenses	181,533	167,970
General and administrative expenses	44,427	43,960
Depreciation and amortization expenses	22,006	23,562
Impairment of assets and lease termination expenses	594	191,896
Acquisition-related costs	—	1,236
Acquisition-related contingent consideration, compensation and amortization expenses/(benefit)	550	(4,466)
Preopening costs	3,856	3,119
Total costs and expenses	618,573	805,164
Income/(loss) from operations	8,844	(190,058)
Interest and other expense, net	(2,694)	(1,518)
Income/(loss) before income taxes	6,150	(191,576)
Income tax provision/(benefit)	2,282	(55,413)
Net income/(loss)	3,868	(136,163)
Dividends on Series A preferred stock	(5,070)	—
Net loss available to common stockholders	$(1,202)	$(136,163)

Net loss per common share:
Basic	$(0.03)	$(3.11)
Diluted	$(0.03)	$(3.11)

Weighted-average common shares outstanding:
Basic	44,189	43,773
Diluted	44,189	43,773

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020

Net income/(loss)	$3,868	$(136,163)
Other comprehensive gain/(loss):
Foreign currency translation adjustment	174	(936)
Unrealized gain/(loss) on derivative, net of tax	1,738	(2,370)
Other comprehensive gain/(loss)	1,912	(3,306)
Total comprehensive income/(loss)	$5,780	$(139,469)
Comprehensive income attributable to preferred stockholders	(5,070)	—
Total comprehensive income/(loss) available to common stockholders	$710	$(139,469)

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND SERIES A CONVERTIBLE PREFERRED STOCK

(In thousands)

(Unaudited)

For the thirteen weeks ended March 30, 2021:

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 29, 2020	200	$218,248	98,645	$986	$878,148	$1,110,087	$(1,696,743)	$(3,785)	$288,693
Cumulative effect of adopting ASU 2020-06	—	(4,763)	—	—	—	4,763	—	—	4,763
Balance, December 29, 2020, as adjusted	200	213,485	98,645	986	878,148	1,114,850	(1,696,743)	(3,785)	293,456
Net income	—	—	—	—	—	3,868	—	—	3,868
Foreign currency translation adjustment	—	—	—	—	—	—	—	174	174
Change in derivative, net of tax	—	—	—	—	—	—	—	1,738	1,738
Cash dividends declared Common stock, net of forfeitures	—	—	—	—	—	399	—	—	399
Stock-based compensation	—	—	293	3	5,480	—	—	—	5,483
Common stock issued under stock-based compensation plans	—	—	570	6	20,417	—	—	—	20,423
Treasury stock purchases	—	—	—	—	—	—	(3,957)	—	(3,957)
Cash dividend declared Series A preferred stock, $25.35 per share	—	—	—	—	—	(5,070)	—	—	(5,070)
Balance, March 30, 2021	200	$213,485	99,508	$995	$904,045	$1,114,047	$(1,700,700)	$(1,873)	$316,514

For the thirteen weeks ended March 31, 2020:

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2019	—	$—	97,685	$977	$855,989	$1,408,333	$(1,693,122)	$(435)	$571,742
Net loss	—	—	—	—	—	(136,163)	—	—	(136,163)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(936)	(936)
Change in derivative, net of tax	—	—	—	—	—	—	—	(2,370)	(2,370)
Cash dividends declared Common stock, $0.36 per share	—	—	—	—	—	(16,376)	—	—	(16,376)
Stock-based compensation	—	—	566	6	5,541	—	—	—	5,547
Common stock issued under stock-based compensation plans	—	—	203	2	111	—	—	—	113
Treasury stock purchases	—	—	—	—	—	—	(2,586)	—	(2,586)
Balance, March 31, 2020	—	$—	98,454	$985	$861,641	$1,255,794	$(1,695,708)	$(3,741)	$418,971

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020
Cash flows from operating activities:
Net income/(loss)	$3,868	$(136,163)

Adjustments to reconcile net income/(loss) to cash provided by/(used in) operating activities:
Depreciation and amortization expenses	22,006	23,562
Impairment of assets and lease termination expense	431	191,571
Deferred income taxes	(1,508)	(11,231)
Stock-based compensation	5,444	5,507
Changes in assets and liabilities:
Accounts and other receivables	15,517	38,312
Income taxes receivable/payable	1,916	(44,553)
Inventories	408	(605)
Prepaid expenses	4,584	1,452
Operating lease assets/liabilities	(2,684)	1,851
Other assets	(2,113)	13,279
Accounts payable	(1,588)	(3,464)
Gift card liabilities	(18,480)	(26,753)
Other accrued expenses	(6,159)	(85,745)
Cash provided by/(used in) operating activities	21,642	(32,980)

Cash flows from investing activities:
Additions to property and equipment	(7,227)	(15,775)
Additions to intangible assets	(480)	(128)
Other	(1,000)	—
Cash used in investing activities	(8,707)	(15,903)

Cash flows from financing activities:
Borrowings on credit facility	—	90,000
Proceeds from exercise of stock options	20,423	113
Cash dividends paid	(2,179)	(15,791)
Treasury stock purchases	(3,957)	(2,586)
Cash provided by financing activities	14,287	71,736
Foreign currency translation adjustment	38	(246)
Net change in cash and cash equivalents	27,260	22,607
Cash and cash equivalents at beginning of period	154,085	58,416
Cash and cash equivalents at end of period	$181,345	$81,023

Supplemental disclosures:
Interest paid	$1,742	$253
Income taxes paid	$327	$352
Construction payable	$4,206	$3,945

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results that may be achieved for any other interim period or for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2020 filed with the SEC on February 24, 2021 ("fiscal 2020 10-K").

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2021 consists of 52 weeks and will end on December 28, 2021. Fiscal 2020, which ended on December 29, 2020, was also a 52-week year.

Beginning with our fiscal 2020 10-K, we combined accounts receivable and other receivable on the consolidated balance sheet and statement of cash flow. Corresponding balances for the thirteen weeks ended March 31, 2020 were reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

COVID-19 Pandemic

The Company is subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis. In the second quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms across our concepts. However, restrictions on the type of permitted operating model and occupancy capacity continue to change. We cannot predict how long the COVID-19 pandemic will last or whether it will reoccur, what additional restrictions may be enacted, to what extent we can maintain off-premise sales volumes or if individuals will be comfortable returning to our dining rooms during or following social distancing protocols and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The extent of the reopening process, along with the potential impact of the COVID-19 pandemic on consumer spending behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update ("ASU") 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which is intended to simplify the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity's own equity. This pronouncement is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The guidance allows for either full retrospective adoption or modified retrospective adoption. We adopted this guidance in the first quarter of fiscal 2021 utilizing the modified retrospective method and, accordingly, recorded a $4.8 million cumulative adjustment to retained earnings to reverse previously recorded beneficial conversion features.

2.   Fair Value Measurements

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 30, 2021
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$85,596	$—	$—
Non-qualified deferred compensation liabilities	(84,418)	—	—
Acquisition-related deferred consideration	—	(38,326)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(7,706)
Interest rate swap	—	(2,288)	—

	December 29, 2020
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$83,485	$—	$—
Non-qualified deferred compensation liabilities	(83,702)	—	—
Acquisition-related deferred consideration	—	(38,119)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(7,465)
Interest rate swap	—	(4,591)	—

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model was $0 to $32.0 million. Results could change materially if different estimates and assumptions were used. The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020

Beginning balance	$7,465	$13,218
Change in fair value	241	(5,938)
Ending balance	$7,706	$7,280

The change in the fair value of the contingent consideration during the first quarter of fiscal 2020 primarily stemmed from the delay of future new restaurant openings caused by the impact of the COVID-19 pandemic on the estimated cash flows used in the valuation.

The fair values of our cash and cash equivalents, accounts and other receivable, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued expenses approximate their carrying amounts due to their short duration.

3.  Inventories

Inventories consisted of (in thousands):

	March 30, 2021	December 29, 2020
Restaurant food and supplies	$24,190	$24,282
Bakery finished goods and work in progress	7,642	7,861
Bakery raw materials and supplies	7,123	7,145
Total	$38,955	$39,288

4.  Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020
Gift card liabilities:
Beginning balance	$184,655	$187,978
Activations	16,465	17,340
Redemptions and breakage	(34,942)	(44,103)
Ending balance	$166,178	$161,215

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020
Gift card contract assets:
Beginning balance	$17,955	$23,172
Deferrals	2,295	2,203
Amortization	(3,995)	(4,690)
Ending balance	$16,255	$20,685

The significant declines in redemptions and breakage during the first quarter of 2021 compared to 2020 stem from the impact of the COVID-19 pandemic on our business.

5.  Long-Term Debt

On March 30, 2021, we entered into a Second Amendment (the “Second Amendment”) to our existing Third Amended and Restated Loan Agreement, dated July 30, 2019 (as amended by that certain First Amendment, dated as of May 1, 2020 and by the Second Amendment, collectively, the “Amended Credit Agreement”). The Amended Credit Agreement, which terminates on July 30, 2024, consists of a $400 million revolving loan facility (the “Revolving Facility”), including a $40 million sublimit for letters of credit.The Amended Credit Agreement also provides the ability to increase the Revolving Facility in an amount not to exceed (a) during the Covenant Relief Period (as defined below) $125 million and (b) thereafter, $200 million. The funding of any such increases are subject to receipt of lender commitments and satisfaction of customary conditions precedent. Certain of our material subsidiaries have guaranteed our obligations under the Amended Credit Agreement.

The Second Amendment, among other things, (i) extended the prior covenant relief period during which the testing of the net adjusted debt to EBITDAR ratio covenant (the “Net Adjusted Leverage Ratio”) and the EBITDAR to interest and rent expense ratio covenant (the “EBITDAR Ratio”) is suspended until the quarter ending December 28, 2021 (the “Covenant Relief Period”), (ii) continued to impose a monthly liquidity covenant of $100 million until the Company has demonstrated compliance with the financial covenants as of the quarter ending December 28, 2021, (iii) provided that the obligations thereunder be secured by a first priority security interest in substantially all of our and any guarantor’s property, with such property to be released upon (a) the termination of the Covenant Relief Period, (b) the Company’s compliance with the Net Adjusted Leverage Ratio and the EBITDAR Ratio as of the quarter ending on March 29, 2022, (c) neither the Company nor any of the guarantors having incurred unsecured debt using certain debt baskets under the Revolving Facility unless such debt is convertible debt or subordinated on customary debt subordination terms reasonably acceptable to the administrative agent and (d) no default or event of default having occurred or continuing, (iv) amended certain negative covenants during the Covenant Relief Period, including certain restrictions on capital expenditures, restricted payments, investments and indebtedness, and (v) permitted the payment of cash dividends with respect to our Series A Convertible Preferred Stock, par value $0.1 per share (“Series A preferred stock”) for each fiscal quarter of 2021 in an amount not to exceed $5.25 million per quarter.

Borrowings under the Amended Credit Agreement during the Covenant Relief Period bear interest, at our option, at a rate equal to either: (i) the adjusted LIBO Rate (as customarily defined, the “Adjusted LIBO Rate”) plus 2.5%, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) 1.5%. We also pay a fee of 0.4% on the daily amount of unused commitments under the Amended Credit Agreement.

Subsequent to the Covenant Relief Period, borrowings under the Amended Credit Agreement will bear interest, at our option, at a rate equal to either: (i) the Adjusted LIBO Rate plus a margin that is based on our net adjusted leverage ratio, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin that is based on our net adjusted leverage ratio.

Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with the Amended Credit Agreement. During the first quarter of fiscal 2021 we had net availability for borrowings of $96.6 million, based on a $280.0 million outstanding debt balance and $23.4 million in standby letters of credit. Our Liquidity balance was $300.4 million at March 29, 2021, and we were in compliance with all covenants under the Amended Credit Agreement in effect at that date.

The Amended Credit Agreement contains customary affirmative and negative covenants, including limits on cash dividends and share repurchases with respect to our equity interests, and restrictions on indebtedness, liens, investments, sales of assets, fundamental changes and other matters. The Amended Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgements, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the Revolving Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit.

6. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 30, 2021	March 31, 2020
Operating	$32,394	$33,041
Variable	16,481	15,828
Short-term	70	129
Total	$48,945	$48,998

Supplemental information related to leases (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,926	$30,760
Right-of-use assets obtained in exchange for new operating lease liabilities	7,372	14,929

7. Derivative

The Company has an interest rate swap agreement, which matures on April 1, 2025, to manage our exposure to interest rate movements on our Revolving Facility.The interest rate swap entitles us to receive a variable rate of interest based on the one-month LIBO rate in exchange for the payment of a fixed interest rate of 0.802%. The notional amount of the swap agreement is $280.0 million through March 31, 2023 and $140.0 million from April 1, 2023 through April 1, 2025. The differences between the variable LIBO rate and the interest rate swap rate are settled monthly. We determined that at both March 30, 2021 and March 31, 2020, the interest rate swap agreement was an effective hedging agreement.

Our only derivative is the aforementioned interest rate swap, which is designated as a cash flow hedge. At March 30, 2021 and March 31, 2020, the fair value of our interest rate swap was a liability of $2.3 million and $3.1 million, respectively. We reclassified $0.5 million out of accumulated other comprehensive loss (“AOCL”) in the first quarter of fiscal 2021 and none out of AOCL in the first quarter of 2020 for the monthly settlement of the interest rate swap. No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings in the first quarter of fiscal 2021 or 2020.

The following table summarizes the changes in AOCL, net of tax, related to the interest rate swap (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020
Beginning balance	$(3,464)	$—
Other comprehensive loss before reclassifications	1,270	(2,370)
Amounts reclassified from AOCL	468	—
Other comprehensive loss, net of tax	1,738	(2,370)
Ending balance	$(1,726)	$(2,370)

We classified this interest rate swap within Level 2 of the valuation hierarchy described in Note 2. Our counterparty under this arrangement provided monthly statements of the market values of this instrument based on significant inputs that were observable or could be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability. The impact on the derivative liability for the Company’s and the counterparty’s non-performance risk to the derivative trade was considered when measuring the fair value of derivative liability.

8. Commitments and Contingencies

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

9.  Stockholders’ Equity and Series A Convertible Preferred Stock

Common Stock -Dividends and Share Repurchases

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of the Amended Credit Agreement, in March 2020, our Board suspended the quarterly dividend on our common stock, as well as share repurchases. Prior to this suspension, our Board declared cash dividends of $0.36 per common share for the first quarter of fiscal 2020. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Amended Credit Agreement and applicable law, and such other factors that the Board considers relevant. (See Note 5 for further discussion of our long-term debt.)

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.1 million shares at a total cost of $1,700.7 million through March 30, 2021 with 0.1 million shares repurchased at a cost of $4.0 million during the first quarter of fiscal 2021 to satisfy tax withholding obligations on vested restricted share awards. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Shares may be repurchased in the open market or through privately negotiated transactions at times and prices considered appropriate by us. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the acquisitions of North Italia and FRC (the "Acquisition "), our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Amended Credit Agreement that limit share repurchases based on a defined ratio. (See Note 5 for further discussion of our long-term debt.)

Series A Convertible Preferred Stock

On April 20, 2020, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we issued 200,000 shares of Series A preferred stock, par value $0.01 per share for an aggregate purchase price of $200 million, or $1,000 per share. In connection with the issuance, we incurred direct and incremental costs of $10.3 million, including financial advisory fees, closing costs, legal expenses, a commitment fee and other offering-related expenses. These direct and incremental costs reduced the Series A preferred stock balance at the issuance date and were recognized through retained earnings on June 30, 2020, the first measurement date.

The Series A preferred stock ranks senior to our common stock with respect to dividends and distributions on liquidation, winding-up and dissolution upon which each share of Series A preferred stock will be entitled to receive an amount per share equal to the greater of (i) the purchase price (without giving effect to the commitment fee), plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the amount that the holder of the Series A preferred stock would have been entitled to receive at such time if the Series A preferred stock were converted into common stock. At March 30, 2021, the Liquidation Preference was $1,067.42 per share.

Dividend Rights

The holders of Series A preferred stock are entitled to dividends on the Liquidation Preference at the rate of 9.5% per annum, payable in cash or, at our option, paid in-kind. Such holders are also entitled to participate in dividends declared or paid on our common stock on an as-converted basis. During the first quarter of fiscal 2021, we declared a cash dividend of $5.1 million, or $25.35 per share.

Conversion Rights

Each holder has the right, at its option, to convert its Series A preferred stock, in whole or in part, into fully paid and non-assessable shares of our common stock at a conversion price equal to $22.23 per share, subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events and certain anti-dilutive offerings if they occur on or prior to April 19, 2021. At March 30, 2021, the number of common shares that would be required to be issued upon conversion of the outstanding shares of Series A preferred stock was 9.6 million. Pursuant to the terms of the Certificate of Designations, unless and until approval of our stockholders is obtained as contemplated by Nasdaq listing rules (the “Stockholder Approval”), no holder may convert shares of Series A preferred stock through either an optional or a mandatory conversion into shares of common stock if and solely to the extent that such conversion would result in the holder beneficially owning in excess of 19.9% of the then outstanding common stock. We have the right to settle any conversion in cash. As of March 30, 2021, the Series A preferred stock was convertible into approximately 17.1% of our outstanding common stock, on an as-converted basis.

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

Upon adoption of ASU 2020-06 in the first quarter of fiscal 2021, we recorded a $4.8 million cumulative adjustment to retained earnings to reverse previously recorded beneficial conversion features.

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

10.  Stock-Based Compensation

We maintain stock-based incentive plan under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members, consultants and non-employee directors. The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020

Labor expenses	$2,043	$1,966
Other operating costs and expenses	74	70
General and administrative expenses	3,327	3,471
Total stock-based compensation	5,444	5,507
Income tax benefit	1,337	1,353
Total stock-based compensation, net of taxes	$4,107	$4,154

Capitalized stock-based compensation (1)	$39	$40
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the condensed consolidated balance sheets.

Stock Options

We did not issue any stock options during the first quarter of fiscal 2021. The weighted-average fair value at the grant date for options issued during the first quarter of fiscal 2020 was $6.66 per share. The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions for the first quarter of fiscal 2020: (a) an expected option term of 6.9 years, (b) expected stock price volatility of 25.7%, (c) a risk-free interest rate of 1.5% and (d) a dividend yield on our stock of 3.6%.

Stock option activity during the thirteen weeks ended March 30, 2021 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 29, 2020	2,294	$45.35	5.0	$307
Granted	—	—
Exercised	(484)	42.18
Forfeited or cancelled	—	—
Outstanding at March 30, 2021	1,810	$46.20	5.7	$6,914

Exercisable at March 30, 2021	953	$48.80	4.2	$6,473
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen weeks ended March 30, 2021 and March 31, 2020 was $5.7 million and $35.6 million, respectively. As of March 30, 2021, total unrecognized stock-based compensation expense related to unvested stock options was $6.5 million, which we expect to recognize over a weighted-average period of approximately 3.2 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended March 30, 2021 was as follows:

		Weighted-
		Average
		Fair
	Shares	Value
	(In thousands)	(Per share)
Outstanding at December 29, 2020	2,008	$43.70
Granted	385	48.38
Vested	(199)	47.93
Forfeited	(92)	45.34
Outstanding at March 30, 2021	2,102	$44.08

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the first quarter of fiscal 2021 and 2020 was $48.38 and $40.01, respectively. The fair value of shares that vested during the thirteen weeks ended March 30, 2021 was $9.5 million. As of March 30, 2021, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $46.5 million, which we expect to recognize over a weighted-average period of approximately 3.2 years.

11. Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At both March 30, 2021 and March 31, 2020, 2.1 million shares of restricted stock issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates. Diluted net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common stock equivalents outstanding for the period.

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

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020

	(In thousands, except per share data)
Basic net income/(loss) per common share:
Net income/(loss)	$3,868	$(136,163)
Dividends on Series A preferred stock	(5,070)	—
Net loss available to common stockholders	(1,202)	(136,163)
Basic weighted-average shares outstanding	44,189	43,773
Basic net loss per common share	$(0.03)	$(3.11)

Diluted net income/(loss) per common share:
Net loss available to common stockholders	$(1,202)	$(136,163)
Basic weighted-average shares outstanding	44,189	43,773
Dilutive effect of equity awards (1)	—	—
Diluted weighted-average shares outstanding	44,189	43,773
Diluted net loss per common share	$(0.03)	$(3.11)
(1)	Shares of common stock equivalents of 1.5 million and 3.8 million as of March 30, 2021 and March 31, 2020, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.

12.  Segment Information

Our operating segments, the businesses for which our management reviews discrete financial information for decision-making purposes, are comprised of The Cheesecake Factory, North Italia, Flower Child, the other FRC brands, our bakery division and Grand Lux Cafe. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments (Flower Child, our bakery division and Grand Lux Cafe) along with our businesses that don’t qualify as operating segments are combined in Other. Unallocated corporate expenses, capital expenditures and assets are also combined in Other.

Segment information is presented below (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020
Revenues:
The Cheesecake Factory	$499,389	$488,471
North Italia	32,823	30,512
Other FRC	36,194	35,583
Other	59,011	60,540
Total	$627,417	$615,106

Income/(loss) from operations:
The Cheesecake Factory	$44,481	$39,324
North Italia	332	(72,086)
Other FRC	3,880	(69,964)
Other	(39,849)	(87,332)
Total	$8,844	$(190,058)

Depreciation and amortization expenses:
The Cheesecake Factory	$16,320	$17,277
North Italia	844	965
Other FRC	1,177	1,201
Other	3,665	4,119
Total	$22,006	$23,562

Impairment of assets and lease termination expenses:
The Cheesecake Factory	$—	$616
North Italia	—	71,524
Other FRC	—	72,939
Other	594	46,817
Total	$594	$191,896

Preopening costs:
The Cheesecake Factory	$2,063	$1,414
North Italia	1,217	953
Other FRC	463	(159)
Other	113	911
Total	$3,856	$3,119

Capital expenditures:
The Cheesecake Factory	$4,080	$8,598
North Italia	1,212	2,964
Other FRC	719	1,104
Other	1,216	3,109
Total	$7,227	$15,775

	March 30, 2021	December 29, 2020
Total assets:
The Cheesecake Factory	$1,622,997	$1,671,733
North Italia	244,345	270,218
Other FRC	285,108	308,866
Other	582,989	496,237
Total	$2,735,439	$2,747,054

13.  Subsequent Events

On March 30, 2021, the Audit Committee of our Board declared a cash dividend of $5.1 million, or $25.35 per share, on our Series A preferred stock, which was paid on March 31, 2021 to the holders of record on March 15, 2021.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility and in our corporate social responsibility (CSR) report, the effects of the COVID-19 pandemic on our financial condition and our results of operation, including our expectation with respect to our ability to reopen and keep open our restaurants, financial guidance and projections and statements with respect to the acquisition of North Italia and Fox Restaurant Concepts LLC (“FRC”) and expectations regarding accelerated and diversified revenue growth as a result of the acquisition of North Italia and FRC, as well as expectations of our future financial condition, results of operations, sales, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business; and our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and the FRC brands; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of our restaurants, international licensee restaurants and our bakery operations; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; economic, public health and political conditions that impact consumer confidence and spending, including the impact of the COVID-19 pandemic and other health epidemics or pandemics on the global economy; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia, the FRC brands and our other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including laws and regulations related to COVID-19 impacting restaurant operations and customer access to off- and on-premises dining; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; unanticipated costs that may arise in connection with a return to normal course of business, including potential negative impacts from furlough actions; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of the resumption of our new unit development; compliance with debt covenants; strategic capital allocation decisions including any share repurchases or dividends; the ability to achieve projected financial results; economic and political conditions that impact consumer confidence and spending; the resolutions of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risk, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2020.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements or to make any other forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by law.

The below discussion and analysis, which contains forward-looking statements, should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2020: the audited consolidated financial statements and related notes in Part IV, Item 15; the "Risk Factors" included in Part I, Item 1A; the "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Part II, Item 7; and the cautionary statements included throughout this Form 10-Q. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

COVID-19 Pandemic

The Company is subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis. In the second quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms across our concepts. While restrictions on the type of permitted operating model and occupancy capacity continue to change, as of April 27, 2021, nearly all of the Company’s restaurants were operating with limited indoor dining capacity with The Cheesecake Factory restaurants with reopened dining rooms operating on average at 60% indoor capacity. As of April 27, 2021, one The Cheesecake Factory location was operating an off-premise only model and two Other FRC locations were temporarily closed and plan to reopen in the second quarter of fiscal 2021.

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

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 298 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within our FRC business. Internationally, 28 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and stabilizing customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining, as we believe there is opportunity for a longer-term increase in our off-premise mix as we emerge from the COVID-19 pandemic. We are continuing our efforts on a number of initiatives, including a greater focus on increasing customer throughput in our restaurants, leveraging our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, augmenting our marketing programs, enhancing our training programs and leveraging our customer satisfaction measurement platform.

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

On October 2, 2019, we completed the acquisitions of North Italia and FRC, including Flower Child , which we expect will further accelerate and diversify our revenue following the COVID-19 pandemic.

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

Our future cash flow performance will depend on the evolving COVID-19 pandemic regulatory landscape, as well as economic conditions and consumer behavior. We would expect cash generation to increase as the operating environment for the full-service segment of the restaurant industry normalizes from the COVID-19 pandemic impact. Longer-term, we plan to employ a balanced capital allocation strategy, comprised of: investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our Revolving Facility (as defined below) and reinstating our dividend and share repurchase program, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. At present, our dividends on our common stock and share repurchases are suspended. Our ability to declare common dividends and repurchase shares in the future will be subject to financial covenants under the Amended Credit Agreement (as defined below), among other factors.

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

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of income/(loss) expressed as percentages of revenues. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020
Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	21.7	22.9
Labor expenses	36.6	38.6
Other operating costs and expenses	28.9	27.3
General and administrative expenses	7.1	7.1
Depreciation and amortization expenses	3.5	3.8
Impairment of assets and lease termination expenses	0.1	31.2
Acquisition-related costs	—	0.2
Acquisition-related contingent consideration, compensation and amortization expenses/(benefit)	0.1	(0.7)
Preopening costs	0.6	0.5
Total costs and expenses	98.6	130.9
Income/(loss) from operations	1.4	(30.9)
Interest and other expense, net	(0.4)	(0.2)
Income/(loss) before income taxes	1.0	(31.1)
Income tax provision/(benefit)	0.4	(9.0)
Net income/(loss)	0.6	(22.1)
Dividends on Series A preferred stock	(0.8)	—
Net loss available to common stockholders	(0.2)%	(22.1)%

Thirteen Weeks Ended March 30, 2021 Compared to Thirteen Weeks Ended March 31, 2020

Revenues

Revenues increased 2.0% to $627.4 million for the fiscal quarter ended March 30, 2021 compared to $615.1 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales, new restaurant openings and third-party bakery sales, partially offset by permanent and temporary restaurant closures.

The Cheesecake Factory comparable sales increased by 2.8%, or $13.0 million, from the first quarter of fiscal 2020 and decreased 10.4% from the first quarter of fiscal 2019. The increase from fiscal 2020 was primarily driven by average check growth of 19.6% (based on an increase of 3.0% in menu pricing and a 16.6% positive change in mix), partially offset by decline in customer traffic of 16.8% primarily due to the COVID-19 pandemic. We implemented effective menu price increases of approximately 1.5% in both the first quarter of fiscal 2021 and third quarter of fiscal 2020. Sales through the off-premise channel comprised approximately 43% of our restaurant sales during the first quarter of fiscal 2021 as compared to 22% in the first quarter of fiscal 2020 as consumer behavior shifted towards off-premise dining throughout the pandemic. We account for each off-premise order as one guest for traffic measurement purposes. Therefore, average check is higher as most off-premise orders are for more than one customer. In turn, the high mix of sales in the off-premise channel was the primary driver of the positive change in mix and also had a corresponding impact on the in the reported traffic. The Cheesecake Factory average sales per restaurant operating week increased 2.1% to $186,478 in the first quarter of fiscal 2021 from $182,674 in the first quarter of fiscal 2020. Total operating weeks at The Cheesecake Factory restaurants increased 0.1% to 2,678 in the first quarter of fiscal 2021 compared to 2,674 in the prior year.

North Italia comparable sales increased approximately 5% from the first quarter of fiscal 2020 and decreased approximately 5% compared to the first quarter of fiscal 2019. North Italia average sales per restaurant operating week increased 3.0% to $108,327 in the first quarter of fiscal 2021 from $105,214 in the first quarter of fiscal 2020. Total operating weeks at North Italia increased 4.5% to 303 in the first quarter of fiscal 2021 compared to 290 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. At March 30, 2021, there were four The Cheesecake Factory restaurants and three North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

External bakery sales were $16.7 million for the first quarter of fiscal 2021 compared to $13.8 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 21.7% and 22.9% in the first quarters of fiscal 2021 and 2020, respectively, reflecting a shift in sales mix within the restaurants, a higher proportion of third-party bakery revenues and pricing leverage.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 36.6% and 38.6% in the first quarters of fiscal 2021 and 2020, respectively. This decrease was primarily due to deleverage in the prior year when costs associated with the COVID-19 pandemic, including maintaining our full restaurant management team and healthcare benefits for our furloughed staff members, were incurred in the reduced sales environment.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), marketing, including delivery commissions, and other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 28.9% and 27.3% in the first quarters of fiscal 2021 and 2020, respectively. This variance was primarily driven by increased restaurant-level incentive compensation expense, costs associated with COVID-19, such as additional sanitation and personal protective equipment, and marketing expenses, partially offset by decreased occupancy costs.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 7.1% in both the first quarters of fiscal 2021 and 2020 as higher corporate incentive compensation expense was offset by cost management efforts.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses decreased to 3.5% in the first quarter of fiscal 2021 from 3.8% in the comparable prior year period.

Impairment of Assets and Lease Terminations

During the first quarter of fiscal 2021, we recorded impairment of assets and lease terminations expense of $0.6 million related to lease termination costs for two Other restaurants, one of which closed during the fourth quarter of fiscal 2020 and one that closed at the beginning of the first quarter of fiscal 2021. In the first quarter of fiscal 2020, we recorded $8.9 million of impairment of assets and lease terminations expense primarily related to the impairment of one The Cheesecake Factory, one North Italia, two Other FRC and four Other restaurants. In addition, during the first quarter of fiscal 2020, we determined it was necessary to perform an interim assessment of our goodwill, trade names, trademarks and licensing agreements due to the decrease in our stock price coupled with the dining room closures related to the COVID-19 pandemic and significant decline to the equity value of our peers and overall U.S. stock market. Based on the results of this assessment, we recorded $191.9 million of impairment expense. More than half of the total impairment amount was driven by the impact on our market capitalization, with the balance related to lower future cash flow estimates.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses/(Benefit)

In the first quarter of fiscal 2021, we recorded $0.6 million of acquisition-related contingent consideration, compensation and amortization, primarily reflecting changes in the fair value of the deferred and contingent consideration and compensation liabilities. In the first quarter of fiscal 2020, we recorded a benefit of $4.5 million, reflecting a $6.0 million decrease in the fair value of the contingent consideration and compensation liabilities related to the impact of the COVID-19 pandemic, partially offset by an increase of $1.5 million in the deferred consideration liability.

Preopening Costs

Preopening costs were $3.9 million and $3.1 million in the first quarters of fiscal 2021 and 2020, respectively. We opened one The Cheesecake Factory, one North Italia and one Other FRC location in the first quarter of fiscal 2021 compared to one North Italia and one Flower Child location in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $2.7 million and $1.5 million for the first quarters of fiscal 2021 and 2020, respectively. This variance was primarily due to lower gains on our investments used to support our non-qualified executive deferred compensation plan.

Income Tax Provision/(Benefit)

Our effective income tax rate was 37.1% and 28.9% for the first quarters of fiscal 2021 and 2020, respectively. The increase resulted primarily from a reserve for an uncertain tax position recorded in the first quarter of fiscal 2021 related to tenant improvement allowances, partially offset by a higher proportion of employment credits in relation to pre-tax income/(loss) in the first quarter of fiscal 2021 and a benefit in the prior year arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35%.

Non-GAAP Measures

Adjusted net income and adjusted net income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net loss and diluted net loss per common share the impact of items we do not consider indicative of our ongoing operations. To reflect the potential impact of the conversion of our Series A preferred stock into common stock, we exclude the preferred dividend and assume all convertible preferred shares convert to common stock. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income/(loss) and diluted net income/(loss) per common share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020

Net loss available to common stockholders	$(1,202)	$(136,163)
Dividends on Series A preferred stock	5,070	—
COVID-19 related costs (1)	4,917	3,290
Impairment of assets and lease termination expenses	594	191,896
Acquisition-related costs	—	1,236
Acquisition-related contingent consideration, compensation and amortization expenses/(benefit)	550	(4,466)
Uncertain tax position related to tenant improvement allowances	2,471	—
Tax effect of adjustments (2)	(1,576)	(49,908)
Adjusted net income	$10,824	$5,885

Diluted net loss per common share	$(0.03)	$(3.11)
Dividends on Series A preferred stock	0.09	—
Assumed impact of potential conversion of Series A preferred stock into common stock (3)	0.00	—
COVID-19 related costs (1)	0.09	0.07
Impairment of assets and lease termination expenses	0.01	4.38
Acquisition-related costs	—	0.03
Acquisition-related contingent consideration, compensation and amortization expenses/(benefit)	0.01	(0.10)
Uncertain tax position related to tenant improvement allowances	0.05	—
Tax effect of adjustments (2)	(0.03)	(1.14)
Adjusted net income per share (4)	$0.20	$0.13
(1)	Represents incremental costs associated with the COVID-19 pandemic such as additional sanitation, personal protective equipment, sick and vaccination pay, and healthcare benefits associated with furloughed staff members. For the thirteen weeks ended March 30, 2021, we recorded $4.9 million for these costs with approximately $4.6 million reflected in other operating expenses and $0.3 million in labor expenses. For the thirteen weeks ended March 31, 2020, we recorded $3.3 million for these costs with approximately $2.3 million reflected in labor expenses and $1.0 million in other operating expenses.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Represents the impact of assuming the conversion of preferred stock into common stock (9,598,559 shares), resulting in an assumption of 53,787,314 weighted-average common shares outstanding for the first quarter of fiscal 2021.
(4)	Adjusted net income per share may not add due to rounding.

Second Quarter Fiscal 2021 Update

Second quarter-to-date through April 27, 2021, The Cheesecake Factory restaurant comparable sales increased approximately 220% and 7% compared to the comparable period in fiscal 2020 and fiscal 2019, respectively. Second quarter-to-date through April 27, 2021, North Italia comparable sales increased approximately 336% and 8% compared to the comparable period in fiscal 2020 and fiscal 2019, respectively.

Fiscal 2021 Outlook

For fiscal 2021, we currently estimate commodity cost inflation of approximately 2% and continue to expect government-mandated minimum wage impacts to be more favorable than in recent years. However, there is some uncertainty to overall hourly wage rate inflation given the more competitive current industry labor environment. In addition, we estimate G&A of approximately $47 million per quarter for the remainder of fiscal 2021.

We plan to open as many as 14 new restaurants in fiscal 2021, including two The Cheesecake Factory restaurants, six North Italia restaurants and six restaurants within our FRC business, which includes two Flower Child locations. Internationally, we expect to open as many as three The Cheesecake Factory restaurants under licensing agreements. We currently estimate fiscal 2021 cash capital expenditures to be approximately $100 million. This estimate contemplates a net outlay of approximately $47 million for restaurants expected to open during fiscal 2021, approximately $43 million for replacements, enhancements and capacity additions to our existing restaurants and approximately $10 million for bakery and corporate infrastructure investments.

Liquidity and Capital Resources

During the first quarter of fiscal 2021, our cash and cash equivalents increased by $27.3 million to $181.3 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 30, 2021	March 31, 2020

Cash provided by/(used in) operating activities	$21.6	$(33.0)
Additions to property and equipment	(7.2)	(15.8)
Net borrowings on credit facility	—	90.0
Proceeds from exercise of stock options	20.4	0.0
Cash dividends paid	(2.2)	(15.8)
Treasury stock purchases	(4.0)	(2.6)

Cash Provided by/(Used in) Operating Activities

Cash flows from operations increased by $54.6 million from the first quarter of fiscal 2020 primarily due to a lesser impact from the COVID-19 pandemic during the first quarter of fiscal 2021. Our future cash flow performance will depend on the evolving COVID-19 pandemic regulatory landscape, as well as economic conditions and consumer behavior. We would expect cash generation to increase as the operating environment for the full-service segment of the restaurant industry normalizes from the COVID-19 pandemic impact.

Property and Equipment

Capital expenditures were $7.2 million and $15.8 million in the first quarter of fiscal 2021 and 2020, respectively. We opened three restaurants in fiscal 2021 comprised of one The Cheesecake Factory, one North Italia and one Other FRC location, of which a significant amount of the development was completed in fiscal 2020, compared to one North Italia and one Flower Child restaurant during the comparable prior year period. We currently estimate fiscal 2021 cash capital expenditures to be approximately $100 million.

Revolving Facility

On March 30, 2021, we entered into an Amended Credit Agreement, which terminates on July 30, 2024, and consists of a $400 million revolving loan facility (the “Revolving Facility”), including a $40 million sublimit for letters of credit. The Amended Credit Agreement also provides the ability to increase the Revolving Facility in an amount not to exceed (a) during the Covenant Relief Period (as defined below) $125 million and (b) thereafter, $200 million. The funding of any such increases are subject to receipt of lender commitments and satisfaction of customary conditions precedent. Certain of our material subsidiaries have guaranteed our obligations under the Amended Credit Agreement.

The Amended Credit Agreement contains customary affirmative and negative covenants, including limits on cash dividends and share repurchases with respect to our equity interests, and restrictions on indebtedness, liens, investments, sales of assets, fundamental changes and other matters. The Amended Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgements, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the Revolving Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit. As of March 30, 2021, we were in compliance with the covenants set forth in the Revolving Facility. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

During the first quarter of fiscal 2020, we increased our borrowings under the Revolving Facility by $90.0 million to bolster our cash position and enhance financial flexibility given the impact of the COVID-19 pandemic on our operations. During the third and fourth quarters of fiscal 2020, we repaid $100.0 million of the outstanding balance on the Revolving Facility such that at March 30, 2021, we had net availability for borrowings of $96.6 million, based on a $280.0 million outstanding debt balance and $23.4 million in standby letters of credit.

Series A Preferred Stock Issuance

During the second quarter of fiscal 2020, we issued 200,000 shares of Series A preferred stock for an aggregate purchase price of $200 million to increase our liquidity given the impact of the COVID-19 pandemic on our operations. (See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our preferred stock.)

Cash Dividends

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of the Amended Credit Agreement, in March 2020, our Board suspended the quarterly dividend on our common stock. Prior to this suspension, our Board declared cash dividends of $0.36 per common share for the first quarter of fiscal 2020. Cash dividends of $2.2 million paid in the first quarter of fiscal 2021 represent dividends previously accrued on restricted stock awards that vested during the quarter. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Amended Credit Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.1 million shares at a total cost of $1,700.7 million through March 30, 2021 with 0.1 million shares repurchased at a cost of $4.0 million during the first quarter of fiscal 2021 to satisfy tax withholding obligations on vested restricted share awards. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Credit Agreement, in March 2020, our Board suspended share repurchases. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Amended Credit Agreement that limit share repurchases based on a defined ratio. (See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Cash Flow Outlook

We believe that our cash and cash equivalents, combined with expected cash flows provided by operations and available borrowings under the Revolving Facility, will provide us with adequate liquidity for the next 12 months.

As of March 30, 2021, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a summary of new accounting standards.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The following discussion of market risks contains forward-looking statements and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report and with the following items in our Annual Report on Form 10-K for the fiscal year ended December 30, 2020: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7; and the cautionary statements included throughout the report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

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

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of March 30, 2021, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For both the first quarters of fiscal 2021 and 2020, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.4 million.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Revolving Facility that is indexed to market rates. Based on outstanding borrowings at March 30, 2021 and December 29, 2020, a hypothetical 1% rise in interest rates would have increased interest expense by $2.8 million and $2.8 million, respectively, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at March 30, 2021 and December 29, 2020, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $2.2 million at both March 30, 2021 and December 29, 2020.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 30, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.  Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2020 (“Annual Report”). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

There have been no material changes in our risk factors since the filing of our Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended March 30, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs
December 30, 2021 — February 2, 2021	2,450	$37.23	—	2,967,807
February 3 — March 2, 2021	55,518	51.49	—	2,912,289
March 3, 2021 — March 30, 2021	17,332	58.11	—	2,894,957
Total	75,300		—
(1)	The total number of shares purchased represents shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.1 million shares at a total cost of $1,700.7 million through March 30, 2021 with 0.1 million shares repurchased at a cost of $4.0 million during the first quarter of fiscal 2020 to satisfy tax withholding obligations on vested restricted share awards. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our credit facility, in March 2020, our Board suspended share repurchases. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our credit facility that limit share repurchases based on a defined ratio.

On April 20, 2020, to increase our liquidity given the impact of the COVID-19 pandemic on our operations, we issued 200,000 shares of Series A preferred stock for an aggregate purchase price of $200 million. During the first quarter of fiscal 2021, we declared a cash dividend of $5.1 million, or $25.35 per share.

Each holder of Series A preferred stock has the right, at its option, to convert its Series A preferred stock, in whole or in part, into fully paid and non-assessable shares of our common stock at a conversion price equal to $22.23 per share, subject to customary anti-dilution adjustments, including in the event of any stock split, stock dividend, recapitalization or similar events and certain anti-dilutive offerings occurring through April 19, 2021. Pursuant to the terms of the Certificate of Designations, unless and until approval of our stockholders is obtained as contemplated by Nasdaq Listing Rules, no holder may convert shares of Series A preferred stock through either an optional or a mandatory conversion into shares of our common stock if and solely to the extent that such conversion would result in the holder beneficially owning in excess of 19.9% of the then outstanding common stock. The Company has the right to settle any conversion in cash.

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

(See Note 9 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our stockholders' equity and Series A preferred stock.)

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09
10.1	Second Amendment to the Third Amended and Restated Loan Agreement, dated as of March 30, 2021, among The Cheesecake Factory Incorporated, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-20574	10.1	4/5/21
10.2	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Executive Officers under The Cheesecake Factory Incorporated Stock Incentive Plan	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2021, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

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

Date: May 3, 2021	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)