Form 10-Q
period 2021-06-29
CHEESECAKE FACTORY INC
filed 2021-08-04
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ⌧ No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 26, 2021, 52,178,583 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 29,	December 29,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$161,768	$154,085
Accounts and other receivable	57,934	75,787
Income taxes receivable	34,655	36,889
Inventories	41,868	39,288
Prepaid expenses	32,039	35,310
Total current assets	328,264	341,359
Property and equipment, net	761,589	774,137

Other assets:
Intangible assets, net	253,143	253,160
Operating lease assets	1,241,197	1,251,027
Other	138,097	127,371
Total other assets	1,632,437	1,631,558
Total assets	$2,722,290	$2,747,054

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,377	$58,432
Gift card liabilities	169,098	184,655
Operating lease liabilities	131,189	132,519
Other accrued expenses	241,488	210,461
Total current liabilities	597,152	586,067

Long-term debt	465,010	280,000
Operating lease liabilities	1,211,878	1,224,321
Other noncurrent liabilities	163,642	149,725
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $.01 par value, 200,000 shares authorized; no and 200,000 shares issued at June 29, 2021 and December 29, 2020, respectively	—	218,248
Stockholders’ equity:
Preferred stock, $.01 par value, other than Series A convertible preferred stock, 4,800,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 105,195,671 and 98,645,147 shares issued at June 29, 2021 and December 29, 2020, respectively	1,052	986
Additional paid-in capital	850,601	878,148
Retained earnings	1,134,186	1,110,087
Treasury stock, 53,111,532 and 53,026,409 shares at cost at June 29, 2021 and December 29, 2020, respectively	(1,701,303)	(1,696,743)
Accumulated other comprehensive income/(loss)	72	(3,785)
Total stockholders’ equity	284,608	288,693

Total liabilities, Series A convertible preferred stock and stockholders’ equity	$2,722,290	$2,747,054

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Revenues	$768,956	$295,851	$1,396,373	$910,957
Costs and expenses:
Cost of sales	168,944	72,139	304,819	213,044
Labor expenses	274,812	122,812	504,544	359,794
Other operating costs and expenses	199,495	121,675	381,028	289,645
General and administrative expenses	48,228	35,712	92,655	79,672
Depreciation and amortization expenses	22,223	22,590	44,229	46,152
Impairment of assets and lease terminations	—	2,433	594	194,329
Acquisition-related costs	—	1,068	—	2,304
Acquisition-related contingent consideration, compensation and amortization expenses/(benefit)	11,357	(965)	11,907	(5,431)
Preopening costs	2,779	2,097	6,635	5,216
Total costs and expenses	727,838	379,561	1,346,411	1,184,725
Income/(loss) from operations	41,118	(83,710)	49,962	(273,768)
Interest and other expense, net	(4,706)	(2,566)	(7,400)	(4,084)
Income/(loss) before income taxes	36,412	(86,276)	42,562	(277,852)
Income tax provision/(benefit)	2,697	(29,737)	4,979	(85,150)
Net income/(loss)	33,715	(56,539)	37,583	(192,702)
Dividends on Series A preferred stock	(13,591)	(3,694)	(18,661)	(3,694)
Direct and incremental Series A preferred stock issuance cost	—	(10,257)	—	(10,257)
Undistributed earnings allocated to Series A preferred stock	(3,051)	—	(3,123)	—
Net income/(loss) available to common stockholders	$17,073	$(70,490)	$15,799	$(206,653)

Net income/(loss) per common share:
Basic	$0.38	$(1.61)	$0.35	$(4.72)
Diluted (Note 11)	$0.37	$(1.61)	$0.35	$(4.72)

Weighted-average common shares outstanding:
Basic	45,471	43,874	44,830	43,824
Diluted	46,777	43,874	45,975	43,824

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020

Net income/(loss)	$33,715	$(56,539)	$37,583	$(192,702)
Other comprehensive gain/(loss):
Foreign currency translation adjustment	219	404	393	(532)
Unrealized gain/(loss) on derivative, net of tax	1,726	(1,467)	3,464	(3,837)
Other comprehensive gain/(loss)	1,945	(1,063)	3,857	(4,369)
Total comprehensive income/(loss)	$35,660	$(57,602)	$41,440	$(197,071)
Comprehensive income attributable to Series A preferred stockholders	(16,937)	—	(22,421)	—
Total comprehensive income/(loss) available to common stockholders	$18,723	$(57,602)	$19,019	$(197,071)

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND SERIES A CONVERTIBLE PREFERRED STOCK

(In thousands)

(Unaudited)

For the twenty-six weeks ended June 29, 2021:

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 29, 2020	200	$218,248	98,645	$986	$878,148	$1,110,087	$(1,696,743)	$(3,785)	$288,693
Cumulative effect of adopting ASU 2020-06	—	(4,763)	—	—	—	4,763	—	—	4,763
Balance, December 29, 2020, as adjusted	200	213,485	98,645	986	878,148	1,114,850	(1,696,743)	(3,785)	293,456
Net income	—	—	—	—	—	3,868	—	—	3,868
Foreign currency translation adjustment	—	—	—	—	—	—	—	174	174
Change in derivative, net of tax	—	—	—	—	—	—	—	1,738	1,738
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	399	—	—	399
Stock-based compensation	—	—	293	3	5,480	—	—	—	5,483
Common stock issued under stock-based compensation plans	—	—	570	6	20,417	—	—	—	20,423
Treasury stock purchases	—	—	—	—	—	—	(3,957)	—	(3,957)
Cash dividends declared Series A preferred stock, $25.35 per share	—	—	—	—	—	(5,070)	—	—	(5,070)
Balance, March 30, 2021	200	$213,485	99,508	$995	$904,045	$1,114,047	$(1,700,700)	$(1,873)	$316,514
Net income	—	—	—	—	—	33,715	—	—	33,715
Foreign currency translation adjustment	—	—	—	—	—	—	—	219	219
Change in derivative, net of tax	—	—	—	—	—	—	—	1,726	1,726
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	15	—	—	15
Stock-based compensation	—	—	44	1	5,540	—	—	—	5,541
Common stock issued under stock-based compensation plans	—	—	118	1	4,361	—	—	—	4,362
Common stock issuance	—	—	3,125	31	167,019	—	—	—	167,050
Treasury stock purchases	—	—	—	—	—	—	(603)	—	(603)
Series A preferred stock cash-settled conversion	(150)	(160,114)	—	—	(283,637)	—	—	—	(283,637)
Series A preferred stock conversion to common stock	(50)	(53,371)	2,401	24	53,273	—	—	—	53,297
Deemed dividends on Series A preferred stock	—	—	—	—	—	(13,591)	—	—	(13,591)
Balance, June 29, 2021	—	$—	105,196	$1,052	$850,601	$1,134,186	$(1,701,303)	$72	$284,608

For the twenty-six weeks ended June 30, 2020:

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2019	—	—	97,685	$977	$855,989	$1,408,333	$(1,693,122)	$(435)	$571,742
Net loss	—	—	—	—	—	(136,163)	—	—	(136,163)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(936)	(936)
Change in derivative, net of tax	—	—	—	—	—	—	—	(2,370)	(2,370)
Cash dividends declared Common stock, $0.36 per share	—	—	—	—	—	(16,376)	—	—	(16,376)
Stock-based compensation	—	—	566	6	5,541	—	—	—	5,547
Common stock issued under stock-based compensation plans	—	—	203	2	111	—	—	—	113
Treasury stock purchases	—	—	—	—	—	—	(2,586)	—	(2,586)
Balance, March 31, 2020	—	—	98,454	$985	$861,641	$1,255,794	$(1,695,708)	$(3,741)	$418,971
Net loss	—	—	—	—	—	(56,539)	—	—	(56,539)
Foreign currency translation adjustment	—	—	—	—	—	—	—	404	404
Change in derivative, net of tax	—	—	—	—	—	—	—	(1,467)	(1,467)
Stock-based compensation	—	—	(24)	—	5,162	—	—	—	5,162
Common stock issued under stock-based compensation plans	—	—	35	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	(266)	—	(266)
Series A preferred stock issuance	200	189,743	—	—	—	—	—	—	—
Preferred stock direct costs	—	10,257	—	—	—	(10,257)	—	—	(10,257)
Paid-in-kind Series A preferred stock dividends, including beneficial conversion feature	4	4,079	—	—	—	(4,079)	—	—	(4,079)
Balance, June 30, 2020	204	$204,079	98,465	$985	$866,803	$1,184,919	$(1,695,974)	$(4,804)	$351,929

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020
Cash flows from operating activities:
Net income/(loss)	$37,583	$(192,702)

Adjustments to reconcile net income/(loss) to cash provided by/(used in) operating activities:
Depreciation and amortization expenses	44,229	46,152
Impairment of assets and lease termination expense	394	193,889
Deferred income taxes	(2,895)	(11,173)
Stock-based compensation	10,935	10,617
Changes in assets and liabilities:
Accounts and other receivables	17,048	41,404
Income taxes receivable/payable	1,106	(74,387)
Inventories	(2,504)	6,709
Prepaid expenses	3,274	7,600
Operating lease assets/liabilities	(3,883)	12,895
Other assets	(6,612)	4,294
Accounts payable	(3,072)	226
Gift card liabilities	(15,562)	(25,731)
Other accrued expenses	50,397	(55,477)
Cash provided by/(used in) operating activities	130,438	(35,684)

Cash flows from investing activities:
Additions to property and equipment	(30,902)	(29,424)
Additions to intangible assets	(312)	(227)
Other	(1,000)	—
Cash used in investing activities	(32,214)	(29,651)

Cash flows from financing activities:
Borrowings on credit facility	—	90,000
Repayment on credit facility	(150,000)	(4,000)
Convertible debt issuance	345,000	—
Convertible debt direct and incremental costs	(10,074)	—
Series A preferred stock issuance	—	200,000
Series A preferred stock direct and incremental costs	—	(10,257)
Series A preferred stock cash-settled conversion	(443,751)	—
Series A preferred stock conversion direct and incremental costs	(74)	—
Series A preferred stock dividends paid	(18,661)	—
Common stock issuance	175,000	—
Common stock issuance direct and incremental costs	(7,950)	—
Proceeds from exercise of stock options	24,785	113
Common stock dividends paid	(337)	(15,791)
Treasury stock purchases	(4,560)	(2,852)
Cash used in financing activities	(90,622)	257,213
Foreign currency translation adjustment	81	(139)
Net change in cash and cash equivalents	7,683	191,739
Cash and cash equivalents at beginning of period	154,085	58,416
Cash and cash equivalents at end of period	$161,768	$250,155

Supplemental disclosures:
Interest paid	$6,884	$7,289
Income taxes paid	$4,877	$423
Construction payable	$5,016	$1,884

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results that may be achieved for any other interim period or for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2020 filed with the SEC on February 24, 2021 (“fiscal 2020 10-K”).

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal 2021 consists of 52 weeks and will end on December 28, 2021. Fiscal 2020, which ended on December 29, 2020, was also a 52-week year.

Beginning with our fiscal 2020 10-K, we combined accounts receivable and other receivable on the consolidated balance sheet and statement of cash flow. Corresponding balances for the thirteen and twenty-six weeks ended June 30, 2020 were reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

COVID-19 Pandemic

We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis. In the second quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms across our concepts. While restrictions on the type of permitted operating model and occupancy capacity continue to change, as of June 29, 2021, nearly all of our restaurants were operating with no indoor dining restrictions. We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether it will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following the resumption of mandated social distancing protocols or masks mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The extent of the reopening process, the potential impact of the COVID-19 pandemic on consumer spending behavior, and our ability to continue to adequately staff our restaurants, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. This pronouncement is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The guidance allows for either full retrospective adoption or modified retrospective adoption. We adopted this guidance in the first quarter of fiscal 2021 utilizing the modified retrospective method and, accordingly, recorded a $4.8 million cumulative adjustment to retained earnings to reverse previously recorded beneficial conversion features.

As further discussed in Note 5, we issued certain convertible senior notes due 2026 (“Notes”) during the second quarter of fiscal 2021, and the accounting for these instruments was based on the guidance in ASU 2020-06. Additionally, the impact on diluted earnings per share of the Notes was calculated based on the if-converted method, as further described in Note 11.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 29, 2021
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$89,891	$—	$—
Non-qualified deferred compensation liabilities	(88,441)	—	—
Interest rate swap	—	—	—
Acquisition-related deferred consideration	—	(38,606)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(18,681)

	December 29, 2020
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$83,485	$—	$—
Non-qualified deferred compensation liabilities	(83,702)	—	—
Interest rate swap	—	(4,591)	—
Acquisition-related deferred consideration	—	(38,119)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(7,465)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020

Beginning balance	$7,465	$13,218
Change in fair value	11,216	(5,757)
Ending balance	$18,681	$7,461

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model was $0 to $162.7 million. Results could change materially if different estimates and assumptions were used. The significant increase in the fair value of the contingent consideration during the first half of fiscal 2021 primarily related to the impact of an amendment to the agreement for the acquisitions of North Italia and FRC (the “Acquisition”) that, among other things, extended the measurement period through fiscal 2026.

The fair values of our cash and cash equivalents, accounts and other receivable, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued expenses approximate their carrying amounts due to their short duration.

As of June 29, 2021, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of June 29, 2021 was approximately $336.7 million. The Notes were categorized as Level 2 instruments as the estimated fair value was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. See Note 5 for further discussion of the Notes.

3.  Inventories

Inventories consisted of (in thousands):

	June 29, 2021	December 29, 2020
Restaurant food and supplies	$25,159	$24,282
Bakery finished goods and work in progress	9,304	7,861
Bakery raw materials and supplies	7,405	7,145
Total	$41,868	$39,288

4.  Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Gift card liabilities:
Beginning balance	$166,178	$161,215	$184,655	$187,978
Activations	32,487	16,766	48,952	34,106
Redemptions and breakage	(29,567)	(15,740)	(64,509)	(59,843)
Ending balance	$169,098	$162,241	$169,098	$162,241

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Gift card contract assets:
Beginning balance	$16,255	$20,685	$17,955	$23,172
Deferrals	3,412	1,922	5,707	4,125
Amortization	(3,856)	(4,352)	(7,851)	(9,042)
Ending balance	$15,811	$18,255	$15,811	$18,255

The significant increases in activations, redemptions and breakage during the second quarter of fiscal 2021 compared to the same period of fiscal 2020 stem primarily from the impact of the COVID-19 pandemic.

5.  Long-Term Debt

Revolving Credit Facility

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

The Second Amendment, among other things, (i) extended the prior covenant relief period during which the testing of the net adjusted debt to EBITDAR ratio covenant (the “Net Adjusted Leverage Ratio”) and the EBITDAR to interest and rent expense ratio covenant (the “EBITDAR Ratio”) is suspended until the quarter ending December 28, 2021 (the “Covenant Relief Period”), (ii) continued to impose a monthly liquidity covenant of $100 million until the Company has demonstrated compliance with the financial covenants as of the quarter ending December 28, 2021, (iii) provided that the obligations thereunder be secured by a first priority security interest in substantially all of our and any guarantor’s property, with such property to be released upon (a) the termination of the Covenant Relief Period, (b) the Company’s compliance with the Net Adjusted Leverage Ratio and the EBITDAR Ratio as of the quarter ending on March 29, 2022, (c) neither the Company nor any of the guarantors having incurred unsecured debt using certain debt baskets under the Revolving Facility unless such debt is convertible debt or subordinated on customary debt subordination terms reasonably acceptable to the administrative agent and (d) no default or event of default having occurred or continuing, (iv) amended certain negative covenants during the Covenant Relief Period, including certain restrictions on capital expenditures, restricted payments, investments and indebtedness, and (v) permitted the payment of cash dividends with respect to our Series A Convertible Preferred Stock, par value $0.01 per share (“Series A preferred stock”) for each fiscal quarter of 2021 in an amount not to exceed $5.25 million per quarter.

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

Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with the Amended Credit Agreement. At June 29, 2021 we had net availability for borrowings of $240.1 million, based on a $130.0 million outstanding debt balance and $29.9 million in standby letters of credit. Our Liquidity balance at June 30, 2021 was $411.9 million, and we were in compliance with all covenants under the Amended Credit Agreement in effect at that date.

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

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million aggregate principal amount of convertible senior notes due 2026 (“Notes”). The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes.

The Notes are senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”) between us and a trustee (“Trustee”), dated as of June 15, 2021, as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of June 15, 2021, between the Company and the Trustee.

The Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes are redeemable, in whole or in part (subject to certain limitations described below), at our option at any time, and from time to time, on or after June 20, 2024 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding Notes unless at least $150.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time we send the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require us to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving us and certain de-listing events with respect to our common stock.

The Notes will have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Indenture relating to our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of our assets and our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by us or any of our significant subsidiaries with respect to indebtedness for borrowed money of at least $20,000,000; (vi) the rendering of certain judgments against us or any of our significant subsidiaries for the payment of at least $25,000,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us (and not solely with respect to a significant subsidiary of ours) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to us, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, by notice to us and the Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.

As of June 29, 2021, the Notes had a gross principal balance of $345.0 million and a balance of $335.0 million, net of unamortized issuance costs of $10.0 million. The unamortized balance of issuance costs was recorded as a contra-liability and netted with long-term debt on our condensed consolidated balance sheets. Total amortization expense was $0.1 million during the quarter ended June 29, 2021 and was included in interest expense in the condensed consolidated statements of income/(loss). The effective interest rate for the Notes was 0.96% as of June 29, 2021.

6. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Operating	$32,460	$32,915	$64,854	$65,955
Variable	19,212	11,160	35,693	26,988
Short-term	71	123	141	253
Total	$51,743	$44,198	$100,688	$93,196

Supplemental information related to leases (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$68,559	$57,775
Right-of-use assets obtained in exchange for new operating lease liabilities	20,021	32,329

7. Derivative

On June 22, 2021, we terminated our interest rate swap agreement at a cost of $2.4 million. This interest rate swap, which would have matured on April 1, 2025, was established to manage our exposure to interest rate movements on our Revolving Facility. The interest rate swap entitled us to receive a variable rate of interest based on the one-month LIBO rate in exchange for the payment of a fixed interest rate of 0.802%. The notional amount of the swap agreement was $280.0 million through March 31, 2023 and $140.0 million from April 1, 2023 through April 1, 2025. The differences between the variable LIBO rate and the interest rate swap rate were settled monthly. Prior to termination, the interest rate swap was determined to be an effective hedging agreement.

Our only derivative was the aforementioned interest rate swap, which is designated as a cash flow hedge. No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings in the first two quarters of fiscal 2021 or fiscal 2020.

The following table summarizes the changes in accumulated other comprehensive income/(loss) ("AOCI"), net of tax, related to the interest rate swap (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020
Beginning balance	$(3,464)	$—
Other comprehensive loss before reclassifications	2,514	(4,045)
Amounts reclassified from AOCI	950	208
Other comprehensive loss, net of tax	3,464	(3,837)
Ending balance	$—	$(3,837)

We classified this interest rate swap within Level 2 of the valuation hierarchy described in Note 2. Our counterparty under this arrangement provided monthly statements of the market values of this instrument based on significant inputs that were observable or could be derived principally from, or corroborated by, observable market data for substantially the full term of the asset or liability. The impact on the derivative liability for our and the counterparty’s non-performance risk to the derivative trade was considered when measuring the fair value of derivative liability.

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

On June 22, 2018, the Internal Revenue Service issued a Notice of Deficiency in which they disallowed $8.0 million of our §199 Domestic Production Activities Deduction for tax years 2010, 2011 and 2012. On September 11, 2018 we petitioned the United States Tax Court for a redetermination of the deficiency. The tax court has assigned docket number 18150-18 to our case. On June 30, 2021, the judge issued a ruling on certain procedural motions filed by the parties and set a timeline to conclude discovery and determine if the matter will proceed to trial. We intend to vigorously defend our position and based on our analysis of the law, regulations and relevant facts, we have not reserved for any potential future payments.

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

9.  Stockholders’ Equity and Series A Convertible Preferred Stock

Common Stock Issuance

On June 15, 2021, we issued 3.125 million shares of our common stock for $175.0 million. In connection with the issuance, we incurred direct and incremental costs of $8.0 million.

Common Stock – Dividends and Share Repurchases

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

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.1 million shares at a total cost of $1,701.3 million through June 29, 2021 with 10,239 and 85,539 shares repurchased at a cost of $0.6 million and $4.6 million during the thirteen and twenty-six weeks ended, respectively, to satisfy tax withholding obligations on vested restricted share awards. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

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

Series A Convertible Preferred Stock

On April 20, 2020, we issued 200,000 shares of Series A preferred stock, par value $0.01 per share for an aggregate purchase price of $200.0 million, or $1,000 per share. In connection with the issuance, we incurred direct and incremental costs of $10.3 million, which reduced the Series A preferred stock balance at the issuance date and were recognized through retained earnings on June 30, 2020, the first measurement date.

Upon adoption of ASU 2020-06 in the first quarter of fiscal 2021, we recorded a $4.8 million cumulative adjustment to retained earnings to reverse beneficial conversion features recorded during fiscal 2020.

On June 15, 2021, we paid $443.8 million in connection with the cash-settled conversion of 150,000 shares of our outstanding Series A preferred stock (effected through a repurchase agreement), which was recognized through additional paid in capital. We also share-settled the conversion of the remaining 50,000 shares of our outstanding Series A convertible preferred stock into 2,400,864 shares of our common stock. These are both based on the then current liquidation preference per share of $1,067.42 and conversion price of $22.23.

During the first quarter of fiscal 2021, we declared a cash dividend of $5.1 million, or $25.35 per share, on the Series A preferred stock. During the second quarter of fiscal 2021, $13.6 million in payments were made in connection with the conversion of the preferred stock consisting of $3.9 million, or $19.72 per share of accrued dividends and $9.7 million of an inducement, which is also, deemed to be dividends.

10.  Stock-Based Compensation

We maintain stock-based incentive plan under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members, consultants and non-employee directors. The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020

Labor expenses	$2,061	$1,926	$4,103	$3,893
Other operating costs and expenses	72	70	146	139
General and administrative expenses	3,359	3,114	6,686	6,585
Total stock-based compensation	5,492	5,110	10,935	10,617
Income tax benefit	1,349	1,255	2,685	2,608
Total stock-based compensation, net of taxes	$4,143	$3,855	$8,250	$8,009

Capitalized stock-based compensation (1)	$49	$52	$88	$91
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the condensed consolidated balance sheets.

Stock Options

We did not issue any stock options during the second quarter of fiscal 2021 or 2020. Stock option activity during the twenty-six weeks ended June 29, 2021 was as follows:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term	Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 29, 2020	2,294	$45.35	5.0	$307
Granted	—	—
Exercised	(577)	42.97
Forfeited or cancelled	(1)	61.59
Outstanding at June 29, 2021	1,716	$46.14	5.6	$12,215

Exercisable at June 29, 2021	861	$48.98	4.0	$4,089
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended June 29, 2021 was $1.4 million and $7.1 million, respectively. There were no options exercised during the thirteen weeks ended June 30, 2020. The total intrinsic value of options exercised during the twenty-six weeks ended June 30, 2020 was $35.6 million. As of June 29, 2021, total unrecognized stock-based compensation expense related to unvested stock options was $5.9 million, which we expect to recognize over a weighted-average period of approximately 3.0 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended June 29, 2021 was as follows:

		Weighted-
		Average
		Fair
	Shares	Value
	(In thousands)	(Per share)
Outstanding at December 29, 2020	2,008	$43.70
Granted	480	50.50
Vested	(232)	47.98
Forfeited	(144)	44.87
Outstanding at June 29, 2021	2,112	$44.69

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the second quarter of fiscal 2021 and 2020 was $59.07 and $23.56, respectively. The fair value of shares that vested during the thirteen weeks and twenty-six weeks ended June 29, 2021 was $ 1.6 million and $11.1 million, respectively. The fair value of shares that vested during the thirteen weeks and twenty-six weeks ended June 30, 2020 was $1.8 million and $12.4 million, respectively. As of June 29, 2021, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $ 46.6 million, which we expect to recognize over a weighted-average period of approximately 3.1 years.

11. Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At June 29, 2021 and June 30, 2020, 2.1 million and 2.0 million shares, respectively, of restricted stock issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

Diluted net income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. Common stock equivalents for the Notes are determined by application of the if-converted method, and common stock equivalents for outstanding stock options and restricted stock are determined by the application of the treasury stock method.

Holders of our Series A Convertible Preferred Stock, par value $0.01 per share (the "Series A preferred stock") participated in dividends on an as-converted basis when declared on common stock. As a result, our Series A preferred stock met the definition of a participating security which requires us to apply the two-class method to compute both basic and diluted net income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as our Series A preferred stock was a participating security, we are required to calculate diluted net income per share under the if-converted method in addition to the two-class method and utilize the most dilutive result. In periods where there is a net loss, no allocation of undistributed net loss to preferred stockholders was performed as the holders of our Series A preferred stock were not contractually obligated to participate in our losses.

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020

	(In thousands, except per share data)
Basic net income/(loss) per common share:
Net income/(loss)	$33,715	$(56,539)	$37,583	$(192,702)
Dividends on Series A preferred stock	(13,591)	(3,694)	(18,661)	(3,694)
Direct and incremental preferred stock issuance costs	—	(10,257)	—	(10,257)
Undistributed earnings allocated to Series A preferred stock	(3,051)	—	(3,123)	—
Net income/(loss) available to common stockholders	17,073	(70,490)	15,799	(206,653)
Basic weighted-average shares outstanding	45,471	43,874	44,830	43,824
Basic net income/(loss) per common share	$0.38	$(1.61)	$0.35	$(4.72)

Diluted net income/(loss) per common share:
Net income/(loss) available to common stockholders	17,073	(70,490)	15,799	(206,653)
Reallocation of undistributed earnings to Series A preferred stock	73	—	65	—
Net income/(loss) available to common stockholders for diluted EPS	17,146	(70,490)	15,864	(206,653)
Basic weighted-average shares outstanding	45,471	43,874	44,830	43,824
Dilutive effect of equity awards (1)	1,306	—	1,145	—
Diluted weighted-average shares outstanding	46,777	43,874	45,975	43,824
Diluted net income/(loss) per common share	$0.37	$(1.61)	$0.35	$(4.72)
(1)	Shares of common stock equivalents related to outstanding stock options and restricted stock of 0.9 million and 3.9 million as of June 29, 2021 and June 30, 2020, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

12.  Segment Information

Our operating segments, the businesses for which our management reviews discrete financial information for decision-making purposes, are comprised of The Cheesecake Factory, North Italia, Flower Child, the other FRC brands, our bakery division and Grand Lux Cafe. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments (Flower Child, our bakery division and Grand Lux Cafe) along with our businesses that do not qualify as operating segments (RockSugar Southeast Asian Kitchen and Social Monk Asian Kitchen) are combined in Other. Unallocated corporate expenses, capital expenditures and assets are also combined in Other.

Segment information is presented below (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Revenues:
The Cheesecake Factory restaurants	$606,691	$241,068	$1,106,080	$729,539
North Italia	43,566	13,759	76,390	44,271
Other FRC	47,458	12,208	83,652	47,791
Other	71,241	28,816	130,251	89,356
Total	$768,956	$295,851	$1,396,373	$910,957

Income/(loss) from operations: (1)
The Cheesecake Factory restaurants	$83,198	$(26,951)	$127,679	$12,373
North Italia	3,026	(4,405)	3,358	(76,491)
Other FRC	7,282	(5,212)	11,162	(75,176)
Other	(52,388)	(47,142)	(92,237)	(134,474)
Total	$41,118	$(83,710)	$49,962	$(273,768)

Depreciation and amortization:
The Cheesecake Factory restaurants	$16,487	$16,867	$32,807	$34,144
North Italia	981	901	1,825	1,866
Other FRC	1,038	814	2,215	2,015
Other	3,717	4,008	7,382	8,127
Total	$22,223	$22,590	$44,229	$46,152

Impairment of assets and lease termination expenses:
The Cheesecake Factory restaurants	$—	$2,325	$—	$2,941
North Italia	—	—	—	71,524
Other FRC	—	—	—	72,939
Other	—	108	594	46,925
Total	$—	$2,433	$594	$194,329

Capital expenditures:
The Cheesecake Factory restaurants	$7,846	$12,116	$11,926	$20,714
North Italia	5,277	30	6,489	2,994
Other FRC	6,646	687	7,365	1,791
Other	3,906	816	5,122	3,925
Total	$23,675	$13,649	$30,902	$29,424

Preopening costs:
The Cheesecake Factory restaurants	$584	$767	$2,648	$2,181
North Italia	1,061	311	2,279	1,264
Other FRC	637	380	1,099	221
Other	497	639	609	1,550
Total	$2,779	$2,097	$6,635	$5,216

	June 29, 2021	December 29, 2020
Total assets:
The Cheesecake Factory	$1,608,850	$1,671,733
North Italia	254,910	270,218
Other FRC	289,494	308,866
Other	569,036	496,237
Total	$2,722,290	$2,747,054

13.  Subsequent Events

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility and in our corporate social responsibility (CSR) report, the effects of the COVID-19 pandemic on our financial condition and our results of operations, including our expectations with respect to our ability to reopen and keep open our restaurants, our fiscal 2021 outlook, financial guidance and projections and statements with respect to the acquisition of North Italia and Fox Restaurant Concepts LLC (“FRC”) and expectations regarding accelerated and diversified revenue growth as a result of the acquisition of North Italia and FRC, as well as expectations of our future financial condition, results of operations, sales, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business; and our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and the FRC brands; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of our restaurants, international licensee restaurants and our bakery operations; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; economic, public health and political conditions that impact consumer confidence and spending, including the impact of the COVID-19 pandemic and other health epidemics or pandemics on the global economy; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia, the FRC brands and our other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including laws and regulations related to COVID-19 impacting restaurant operations and customer access to off- and on-premises dining; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; unanticipated costs that may arise in connection with a return to normal course of business, including potential negative impacts from furlough actions; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of new unit development; compliance with debt covenants; strategic capital allocation decisions including any share repurchases or dividends; the ability to achieve projected financial results; economic and political conditions that impact consumer confidence and spending; the resolutions of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risk, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

COVID-19 Pandemic

We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis. In the second quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms across our concepts. While restrictions on the type of permitted operating model and occupancy capacity continue to change, nearly all of our restaurants were operating with no indoor dining restrictions.

We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether it will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following the resumption of mandated social distancing protocols or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The extent of the reopening process, the potential impact of the COVID-19 pandemic on consumer spending behavior, and our ability to continue to adequately staff out restaurants will determine the significance of the impact to our operating results and financial position.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 301 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within our FRC business. Internationally, 28 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Investing in new Company-owned restaurant development is our top long-term capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets. We expect our acquisition of North Italia and FRC to further accelerate and diversify our growth opportunities. For The Cheesecake Factory concept, we target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level. We target an average cash-on-cash return on investment of approximately 35% for the North Italia concept and 25% to 30% for the FRC concepts. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurant development that meets our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital.

Our overall revenue growth is primarily driven by revenues from new restaurant openings and increases in comparable restaurant sales. Changes in comparable restaurant sales come from variations in customer traffic as well as in average check.

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and stabilizing customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining, as we believe there is opportunity for a longer-term increase in our off-premise mix as we emerge from the COVID-19 pandemic. We are continuing our efforts on a number of initiatives, including a greater focus on increasing customer throughput in our restaurants, leveraging our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, augmenting our marketing programs, enhancing our training programs and leveraging our customer satisfaction measurement platform.

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

Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative (“G&A”) expenses and preopening expenses. Our objective is to recapture our pre-COVID-19 pandemic margins when we recapture our pre-COVID-19 annual sales levels, and longer-term to drive margin expansion, by leveraging incremental sales to increase restaurant-level margins at The Cheesecake Factory concept, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense over time, and optimizing our restaurant portfolio.

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

Longer-term, we believe our domestic revenue growth (comprised of our targeted annual unit growth of 7%, in aggregate across concepts, and comparable sales growth), combined with margin expansion, planned debt repayment and an anticipated capital return program will support our long-term financial objective of 13% to 14% total return to shareholders, on average. We define our total return as earnings per share growth plus our dividend yield.

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of income/(loss) expressed as percentages of revenues. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	22.0	24.4	21.8	23.4
Labor expenses	35.7	41.5	36.1	39.5
Other operating costs and expenses	25.9	41.1	27.3	31.8
General and administrative expenses	6.3	12.1	6.6	8.7
Depreciation and amortization expenses	2.9	7.6	3.2	5.1
Impairment of assets and lease expiration	—	0.8	0.0	21.3
Acquisition-related costs	—	0.4	—	0.3
Acquisition-related contingent consideration and amortization	1.5	(0.3)	0.9	(0.6)
Preopening costs	0.4	0.7	0.5	0.6
Total costs and expenses	94.7	128.3	96.4	130.1

Income/(loss) from operations	5.3	(28.3)	3.6	(30.1)
Interest and other expense, net	(0.6)	(0.9)	(0.5)	(0.4)
Income/(loss) before income taxes	4.7	(29.2)	3.1	(30.5)
Income tax provision/(benefit)	0.3	(10.1)	0.4	(9.3)
Net income/(loss)	4.4	(19.1)	2.7	(21.2)
Dividends on Series A preferred stock	(1.8)	(1.2)	(1.4)	(0.4)
Direct and incremental Series A preferred stock issuance cost	—	(3.5)	—	(1.1)
Undistributed earnings allocated to Series A preferred stock	(0.4)	—	(0.2)	—
Net income/(loss) available to common stockholders	2.2%	(23.8)%	1.1%	(22.7)%

Thirteen Weeks Ended June 29, 2021 Compared to Thirteen Weeks Ended June 30, 2020

Revenues

Revenues increased 159.9% to $769.0 million for the fiscal quarter ended June 29, 2021 compared to $295.9 million for the comparable prior year period, primarily due to the effect of the COVID-19 pandemic on prior year sales.

The Cheesecake Factory comparable sales increased by 150.0%, or $356.2 million, from the second quarter of fiscal 2020 and increased 7.8% from the second quarter of fiscal 2019. The increase from fiscal 2020 was primarily driven by increased customer traffic of 202.7% primarily due to the impact of the COVID-19 pandemic in the prior year, partially offset by a decline in average check of 52.7% (based on a 55.7% negative change in mix partially offset by an increase of 3.0% in menu pricing). We implemented effective menu price increases of approximately 1.5% in both the first quarter of fiscal 2021 and third quarter of fiscal 2020. Sales through the off-premise channel comprised approximately 31% of our restaurant sales during the second quarter of fiscal 2021 as compared to 79% in the second quarter of fiscal 2020 as many customers have returned to on-premise dining, whereas consumer behavior had shifted towards the off-premise channel during the prior year period due to the pandemic. However, off-premise sales mix of 31% remains elevated versus the pre-pandemic level of 16% during the second quarter of fiscal 2019. The Cheesecake Factory average sales per restaurant operating week increased 146.9% to $225,452 in the second quarter of fiscal 2021 from $91,314 in the second quarter of fiscal 2020. Total operating weeks at The Cheesecake Factory restaurants increased 1.9% to 2,691 in the second quarter of fiscal 2021 compared to 2,640 in the prior year. North Italia comparable sales increased approximately 182% from the second quarter of fiscal 2020 and increased approximately 10% compared to the second quarter of fiscal 2019. North Italia average sales per restaurant operating week increased 152.0% to $132,824 in the second quarter of fiscal 2021 from $52,718 in the second quarter of fiscal 2020. Total operating weeks at North Italia increased 25.7% to 328 in the second quarter of fiscal 2021 compared to 261 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. At June 29, 2021, there were two The Cheesecake Factory restaurants and four North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

External bakery sales were $15.4 million for the second quarter of fiscal 2021 compared to $14.7 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 22.0% and 24.4% in the second quarters of fiscal 2021 and 2020, respectively, reflecting a shift in sales mix within the restaurants, a lower proportion of third-party bakery revenues and pricing leverage.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 35.7% and 41.5% in the second quarters of fiscal 2021 and 2020, respectively. This decrease was primarily due to deleverage in the prior year when costs associated with the COVID-19 pandemic, including maintaining our full restaurant management team and healthcare benefits for our furloughed staff members, were incurred in the reduced sales environment.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), marketing, including delivery commissions, other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 25.9% and 41.1% in the second quarters of fiscal 2021 and 2020, respectively. This variance was primarily driven by sales leverage, partially offset by increased restaurant-level incentive compensation expense.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.3% and 12.1% in the second quarters of fiscal 2021 and 2020, respectively. This variance was primarily driven by sales leverage, partially offset by higher corporate incentive compensation expense.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses decreased to 2.9% in the second quarter of fiscal 2021 from 7.6% in the comparable prior year period due primarily to sales leverage.

Impairment of Assets and Lease Terminations

During the second quarter of fiscal 2021, we recorded no impairment of assets and lease terminations expense. In the second quarter of fiscal 2020, we recorded impairment of assets and lease terminations expense of $2.4 million related to lease termination costs for one The Cheesecake Factory restaurant which closed in July 2020.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses/(Benefit)

In the second quarter of fiscal 2021, we recorded $11.4 million of acquisition-related contingent consideration, compensation and amortization, primarily related to the impact of an amendment to the Acquisition agreement that, among other things, extended the measurement period through fiscal 2026. In the second quarter of fiscal 2020, we recorded a benefit of $0.9 million of acquisition-related contingent consideration, compensation and amortization, reflecting changes in the fair value of the deferred and contingent consideration and compensation liabilities, partially offset by amortization of acquired definite-lived licensing agreements.

Preopening Costs

Preopening costs were $2.8 million and $2.1 million in the second quarters of fiscal 2021 and 2020, respectively. We opened two North Italia and one Other location in the second quarter of fiscal 2021 compared no restaurants in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $4.7 million and $2.6 million for the second quarters of fiscal 2021 and 2020, respectively. This increase was primarily due to the termination of our interest rate swap.

Income Tax Provision/(Benefit)

Our effective income tax rate was 7.4% and 34.5% for the second quarters of fiscal 2021 and 2020, respectively. The decrease resulted primarily from a higher proportion of employment credits in relation to pre-tax income/(loss) in the first half of fiscal 2021 and a benefit in the prior year arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35%.

Twenty-Six Weeks Ended June 29, 2021 Compared to Twenty-Six Weeks Ended June 30, 2020

Revenues

Revenues increased 53.3% to $1,396.4 million for the first half of fiscal 2021 compared to $911.0 million for the comparable prior year period, primarily due to the effect of the COVID-19 pandemic on prior year sales.

The Cheesecake Factory comparable sales increased by 52.0%, or $369.3 million, from the first half of fiscal 2020 and decreased 1.2% from the first half of fiscal 2019. The increase from fiscal 2020 was primarily driven by increased customer traffic of 40.3% primarily due to the impact of the COVID-19 pandemic in the prior year period and average check growth of 11.7% (based on an increase of 3.0% in menu pricing and an 8.7% positive change in mix). Sales through the off-premise channel comprised approximately 36% of our restaurant sales during the first half of fiscal 2021 as compared to 41% in the first half of fiscal 2020. However, off-premise sales mix of 36% remains elevated versus the pre-pandemic level of 16% during the first half of fiscal 2019. The Cheesecake Factory average sales per restaurant operating week increased 50.1% to $206,012 in the first half of fiscal 2021 from $137,286 in the first half of fiscal 2020. Total operating weeks at The Cheesecake Factory restaurants increased 1.0% to 5,369 in the first half of fiscal 2021 compared to 5,314 in the prior year period.

North Italia comparable sales increased approximately 63% from the first half of fiscal 2020 and increased approximately 3% compared to the first half of fiscal 2019. North Italia average sales per restaurant operating week increased 50.7% to $121,061 in the first half of fiscal 2021 from $80,348 in the first half of fiscal 2020. Total operating weeks at North Italia increased 14.5% to 631 in the first half of fiscal 2021 compared to 551 in the prior year period.

External bakery sales were $32.1 million for the first half of fiscal 2021 compared to $28.5 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 21.8% and 23.4% in the first half of fiscal 2021 and 2020, respectively, reflecting a shift in sales mix within the restaurants, a lower proportion of third-party bakery revenues and pricing leverage.

Labor Expenses

As a percentage of revenues, labor expenses were 36.1% and 39.5% in the first half of fiscal 2021 and 2020, respectively. This decrease was primarily due to deleverage in the prior year when costs associated with the COVID-19 pandemic, including maintaining our full restaurant management team and healthcare benefits for our furloughed staff members, were incurred in the reduced sales environment.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 27.3% and 31.8% in the first half of fiscal 2021 and 2020, respectively. This variance was primarily driven by sales leverage, partially offset by increased restaurant-level incentive compensation expense.

G&A Expenses

As a percentage of revenues, G&A expenses were 6.6% and 8.7% in the first half of fiscal 2021 and 2020, respectively. This variance was primarily driven by sales leverage, partially offset by higher corporate incentive compensation expense.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses decreased to 3.2% in the first half of fiscal 2021 from 5.1% in the comparable prior year period due primarily to sales leverage.

Impairment of Assets and Lease Terminations

During the first half of fiscal 2021, we recorded impairment of assets and lease terminations expense of $0.6 million related to lease termination costs for two Other restaurants, one of which closed during the fourth quarter of fiscal 2020 and one that closed at the beginning of the first quarter of fiscal 2021. During the first half of fiscal 2020, we recorded $194.3 million of impairment of assets and lease termination expense related to the impairment of goodwill, trade names, trademarks and licensing agreements associated with the Acquisition and long-lived assets for one The Cheesecake Factory, one North Italia, two Other FRC and four Other restaurants, as well as lease terminations costs for one The Cheesecake Factory restaurant which closed in July 2020.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses/(Benefit)

In the first half of fiscal 2021, we recorded $11.9 million of acquisition-related contingent consideration, compensation and amortization, primarily related to the impact of an amendment to the Acquisition agreement that, among other things, extended the measurement period through fiscal 2026. In the first half of fiscal 2020, we recorded a benefit of $5.4 million in acquisition-related contingent consideration, compensation and amortization, primarily due to a decrease in the fair value of the contingent consideration and compensation liabilities related to impact of the COVID-19 pandemic.

Preopening Costs

Preopening costs were $6.6 million and $5.2 million in the first half of fiscal 2021 and 2020, respectively. We opened one The Cheesecake Factory, three North Italia, one Other FRC and one Other location in the first half of fiscal 2021 compared to one North Italia and one Other location in the comparable prior year period.

Interest and Other Expense, Net

Interest and other expense, net was $7.4 million and $4.1 million for the first half of fiscal 2021 and 2020, respectively. This increase was primarily due to the termination of the interest rate swap.

Income Tax Provision/(Benefit)

Our effective income tax rate was 11.7% and 30.6% for the first half of fiscal 2021 and 2020, respectively. The decrease resulted primarily from a higher proportion of employment credits in relation to pre-tax income/(loss) in the first half of fiscal 2021 and a benefit in the prior year arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35%, partially offset by a reserve for an uncertain tax position recorded in the first quarter of fiscal 2021 related to tenant improvement allowances.

Non-GAAP Measures

Adjusted net income and adjusted net income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net income/(loss) and diluted net income/(loss) per common share the impact of items we do not consider indicative of our ongoing operations. To reflect the potential impact of the conversion of our Series A preferred stock into common stock for the period that it was outstanding prior to the conversion on June 15,2021, we exclude the preferred dividend and assume all convertible preferred shares have been converted into common stock. (See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our preferred stock.) We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income/(loss) and diluted net income/(loss) per common share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020	June 29, 2021	June 30, 2020

Net income/(loss) available to common stockholders	$17,073	$(70,490)	$15,798	$(206,653)
Dividends on preferred stock	13,591	3,694	18,661	3,694
Direct and incremental preferred stock issuance costs	—	10,257	—	10,257
Net income attributable to Series A preferred stock	3,051	—	3,123	—
COVID-19 related costs (1)	—	11,730	4,917	15,020
Impairment of assets and lease terminations	—	2,433	594	194,329
Acquisition-related costs	—	1,068	—	2,304
Acquisition-related contingent consideration, compensation and amortization expenses/(benefit)	11,357	(965)	11,907	(5,431)
Termination of interest rate swap	2,354	—	2,354	—
Uncertain tax position related to tenant improvement allowances	—	—	2,471	—
Tax effect of adjustments (2)	(3,565)	(3,710)	(5,140)	(53,618)
Adjusted net income/(loss)	$43,861	$(45,983)	$54,685	$(40,098)

Diluted net income/(loss) per common share	$0.37	$(1.61)	$0.35	$(4.72)
Dividends on preferred stock	0.25	0.07	0.34	0.08
Direct and incremental preferred stock issuance costs	—	0.20	—	0.22
Net income attributable to Series A preferred stock	0.06	—	0.06	—
Assumed impact of potential conversion of preferred stock into common stock (3)	(0.06)	0.22	(0.06)	0.35
COVID-19 related costs (1)	—	0.23	0.09	0.32
Impairment of assets and lease terminations	—	0.05	0.01	4.11
Acquisition-related costs	—	0.02	—	0.05
Acquisition-related contingent consideration, compensation and amortization expenses	0.21	(0.02)	0.22	(0.11)
Termination of interest rate swap	0.04	—	0.04	—
Uncertain tax position related to tenant improvement allowances	—	—	0.05	—
Tax effect of adjustments (2)	(0.07)	(0.07)	(0.09)	(1.13)
Adjusted if-converted net income/(loss) per share (4)	$0.80	$(0.90)	$1.00	$(0.85)
(1)	Represents incremental costs associated with the COVID-19 pandemic such as additional sanitation, personal protective equipment, sick and vaccination pay, and healthcare benefits associated with furloughed staff members.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Represents the impact of assuming the conversion of preferred stock into common stock (8,126,001 and 8,862,280 shares for the thirteen and twenty-six weeks ended June 29, 2021, respectively), resulting in an assumption of 54,902,770 and 54,837,353 weighted-average common shares outstanding for the thirteen and twenty-six weeks ended June 29, 2021. Represents the impact of assuming the conversion of preferred stock into common stock (7,019,521 and 3,509,761 shares for the thirteen and twenty-six weeks ended June 30, 2020, respectively), resulting in an assumption of 50,893,967 and 47,333,583 weighted-average common shares outstanding for the thirteen and twenty-six weeks ended June 30, 2020.
(4)	Adjusted net income per share may not add due to rounding.

Third Quarter Fiscal 2021 Update

Third quarter-to-date through July 26, 2021, The Cheesecake Factory restaurant comparable sales increased approximately 61% and 10% compared to the comparable period in fiscal 2020 and fiscal 2019, respectively. Third quarter-to-date through July 26, 2021, North Italia comparable sales increased approximately 64% and 10% compared to the comparable period in fiscal 2020 and fiscal 2019, respectively.

Fiscal 2021 Outlook

We currently estimate cost of sales inflation of approximately 3% in the second half of fiscal 2021 and continue to expect government-mandated minimum wage impacts to be more favorable than in recent years. However, there is some uncertainty to overall hourly wage rate inflation given the more competitive current industry labor environment. In addition, we estimate G&A of approximately $47 million per quarter for the remainder of fiscal 2021.

We plan to open as many as 14 new restaurants in fiscal 2021, including two The Cheesecake Factory restaurants, six North Italia restaurants and six restaurants within our FRC business, which includes two Flower Child locations, and anticipate approximately $16 million in preopening costs to support this new unit development. Internationally, we now expect as many as two The Cheesecake Factory restaurants to open under licensing agreements. We currently estimate fiscal 2021 cash capital expenditures to be approximately $95 million.

Liquidity and Capital Resources

During the first half of fiscal 2021, our cash and cash equivalents increased by $7.7 million to $161.8 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 29, 2021	June 30, 2020

Cash provided by/(used in) operating activities	$130.4	$(35.7)
Additions to property and equipment	(30.9)	(29.4)
Convertible debt issuance, net of issuance cost	334.9	—
Common stock issuance, net of issuance cost	167.1	—
Net borrowings/(repayments) on credit facility	(150.0)	86.0
Series A preferred stock issuance, net of issuance cost	—	189.7
Series A preferred stock, cash-settled conversion	(443.8)	—
Series A preferred stock dividends paid	(18.7)	—
Proceeds from exercise of stock options	24.8	0.1
Common stock dividends paid	(0.3)	(15.8)
Treasury stock purchases	(4.6)	(2.9)

Cash Provided by/(Used in) Operating Activities

Cash flows from operations increased by $166.1 million from the first half of fiscal 2020 primarily due to a lesser impact from the COVID-19 pandemic during the first half of fiscal 2021. Our future cash flow performance will depend on the evolving COVID-19 pandemic regulatory landscape, as well as economic conditions and consumer behavior.

Property and Equipment

Capital expenditures were $30.9 million and $29.4 million in the first half of fiscal 2021 and 2020, respectively. We opened five restaurants in fiscal 2021 comprised of one The Cheesecake Factory, three North Italia, one Other FRC and one Other location, of which a significant amount of the development was completed in fiscal 2020, compared to one North Italia and one Flower Child restaurant during the comparable prior year period. We currently estimate fiscal 2021 cash capital expenditures to be approximately $95 million.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million aggregate principal amount of our 0.375% Convertible Senior Notes due 2026 (the “Notes”). The initial conversion rate for the Notes is 12.7551 shares of common stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Notes.)

Common Stock Issuance

On June 15, 2021, we issued 3.125 million shares of our common stock for $175.0 million. In connection with the issuance, we incurred direct and incremental costs of $7.9 million.

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

The Amended Credit Agreement contains customary affirmative and negative covenants, including limits on cash dividends and share repurchases with respect to our equity interests, and restrictions on indebtedness, liens, investments, sales of assets, fundamental changes and other matters. The Amended Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgements, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the Revolving Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit. As of June 29, 2021, we were in compliance with the covenants set forth in the Revolving Facility. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

During the first half of fiscal 2020, we increased our borrowings under our Revolving Facility to bolster our cash position and enhance financial flexibility. In the second quarter of fiscal 2021, we utilized a portion of the net proceeds from our Notes and common share offerings to reduce the balance on our Revolving Facility, such that at June 29, 2021, we had net availability for borrowings of $240.1 million, based on a $130.0 million outstanding debt balance and $29.9 million in standby letters of credit.

Series A Preferred Stock

During the second quarter of fiscal 2020, we issued 200,000 shares of Series A preferred stock for an aggregate purchase price of $200.0 million to increase our liquidity given the impact of the COVID-19 pandemic on our operations. In connection with the issuance, we incurred direct and incremental costs of $10.3 million.

During the first quarter of fiscal 2021, we declared a cash dividend of $25.35 per share on the Series A preferred stock. During the second quarter of fiscal 2021, we paid $457.3 million in connection with the cash-settled conversion of 150,000 shares of our outstanding Series A preferred stock (effected through a repurchase agreement), and the share-settled conversion of the remaining 50,000 shares of our outstanding Series A preferred stock into 2,400,864 shares of our common stock, of which $13.6 million was deemed to be a dividend. (See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our preferred stock.)

Cash Dividends

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of the Amended Credit Agreement, in March 2020, our Board suspended the quarterly dividend on our common stock. Prior to this suspension, our Board declared cash dividends of $0.36 per common share for the first quarter of fiscal 2020. Cash dividends of $0.3 million paid in the first half of fiscal 2021 represent dividends previously accrued on restricted stock awards that vested during the quarter. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Amended Credit Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.1 million shares at a total cost of $1,701.3 million through June 29, 2021 with 85,539 shares repurchased at a cost of $4.6 million during the first half of fiscal 2021 to satisfy tax withholding obligations on vested restricted share awards. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

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

As of June 29, 2021, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of June 29, 2021, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the second quarters of fiscal 2021 and 2020, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.7 million and $0.7 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Revolving Facility that is indexed to market rates. Based on outstanding borrowings at June 29, 2021 and December 29, 2020, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million and $2.8 million, respectively, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at June 29, 2021 and December 29, 2020, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $2.4 million and $2.2 million at June 29, 2021 and December 29, 2020, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 29, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are supplementing the risk factors disclosed in our Annual Report as follows:

If we are unable to staff and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.

Similar to the restaurant industry and broader economy, we are experiencing labor shortfalls relative to our sales levels in certain parts of our workforce as we reopen our dining rooms after the lifting of mandatory, social-distancing regulations related to the COVID-19 pandemic and expand bakery production. If we are unable to attract and retain qualified people, our restaurants and bakery operations could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively and to meet our customers’ demand for bakery goods could be limited, any of which could materially adversely affect our financial performance.

Risks Relating to our Concurrent Public Offerings

In June 2021, we completed an offering of $345 million of 0.375% convertible senior notes due 2026 (the “Notes”) and issued and sold $175 million of shares of our common stock (the “Issuance”). The Notes and Issuance are collectively referred to as the “Offerings.” We used the net proceeds from the Offerings to fund approximately $457.3 million payable in connection with the cash-settled conversion of 150,000 shares of our previously outstanding Series A convertible preferred stock and the share-settled conversion of the remaining 50,000 shares of Series A convertible preferred stock into approximately 2.4 million shares of our common stock.

The indenture governing the Notes will not restrict us from incurring additional indebtedness, and the incurrence of the Notes and any additional indebtedness could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.

As of June 29, 2021, we had approximately $475.0 million in principal amount of consolidated indebtedness. We incurred $345.0 million principal amount of additional indebtedness as a result of the offering of the Notes. The indenture governing the Notes does not contain any meaningful restrictive covenants and does not prohibit us or our subsidiaries from incurring additional indebtedness in the future. Accordingly, we may incur a significant amount of additional indebtedness to meet future financing needs. The incurrence of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing;
●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business;

●	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, our revolving credit facility contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock and the notes.

The Issuance and conversion of Series A convertible preferred stock may dilute the economic and voting rights of our existing stockholders or reduce the market price of our common stock or both. Additionally, we have the right to elect to settle conversion of the Notes either entirely in cash or in combination of cash and shares of common stock. Our election to convert Notes into common stock may further dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. In addition, the market’s expectation that conversions may occur could depress the trading price of our common stock even in the absence of actual conversions. Moreover, the expectation of conversions could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.

We may also conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved approximately 4.2 million shares of common stock for grant under our The Cheesecake Factory Incorporated Stock Incentive Plan as of June 29, 2021. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

Hedging activity by investors in the Notes could depress the trading price of our common stock.

We expect that many investors in the Notes, including potential purchasers of the Notes, will seek to employ a convertible note arbitrage strategy. Under this strategy, investors typically short sell a certain number of shares of our common stock and adjust their short position over time while they continue to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of, or in addition to, short selling shares of our common stock. This market activity, or the market’s perception that it will occur, could depress the trading price of our common stock.

Provisions in the indenture governing the Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Notes and the indenture governing the Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (which is defined in the indenture governing the Notes to include certain change-of-control events and the delisting of our common stock), then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (which is defined in the indenture governing the Notes to include, among other events, fundamental changes and certain additional business combination transactions), then we may be required to temporarily increase the conversion rate for the Notes. In either case, and in other cases, our obligations under the Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholder holders of our common stock may view as favorable.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the Notes or pay cash upon their conversion.

Noteholders of our outstanding Notes may, subject to limited exceptions, require us to repurchase their Notes following a “fundamental change” (which is defined in the indenture governing the Notes) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, all conversions of the Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our current senior secured credit facility or any future indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. For example, our revolving credit facility restricts us from paying cash upon conversion of the Notes in an amount that exceeds the principal amount being converted. Furthermore, our revolving credit facility places several restrictions on our ability to repurchase the Notes upon a fundamental change. During the covenant relief period of the facility which extends through the first date after December 28, 2021 on which we have delivered certain documentation relating to our compliance with the covenants set forth in the revolving credit facility, we are prohibited from repurchasing the Notes upon a fundamental change. Following the termination of the covenant relief period, we will be permitted under the revolving credit facility to repurchase Notes upon a fundamental change only if (i) no default of event of default exists and (ii) our pro forma net adjusted leverage ratio (as measured in accordance with the revolving credit facility) not exceed 4.75 to 1.00 and our earnings before interest, depreciation, amortization and rental expense to interest and rental expense ratio (as measured in accordance with the revolving credit facility) is at least 1.90 to 1.00.

Our failure to repurchase Notes or pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the Notes. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under our current senior secured credit facility and agreements governing our other or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the such indebtedness and the Notes.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended June 29, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs
March 31 — May 4, 2021	370	$58.63	—	2,894,587
May 5 — June 1, 2021	7,988	59.29	—	2,886,599
June 2 — June 29, 2021	1,881	57.42	—	2,884,718
Total	10,239		—
(1)	The total number of shares purchased represents shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.1 million shares at a total cost of $1,701.3 million through June 29, 2021 with 10,239 shares repurchased at a cost of $0.6 million during the second quarter of fiscal 2021 to satisfy tax withholding obligations on vested restricted share awards. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our credit facility, in March 2020, our Board suspended share repurchases. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our credit facility that limit share repurchases based on a defined ratio.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

1.1	Underwriting Agreement, dated as of June 10, 2021, between The Cheesecake Factory Incorporated and the representative underwriters named therein, related to the issuance and sale of common stock	8-K	000-20574	1.1	6/15/21
1.2	Underwriting Agreement, dated as of June 10, 2021, between The Cheesecake Factory Incorporated and the representative underwriters named therein, related to the issuance and sale of 0.375% Convertible Senior Notes due 2026	8-K	000-20574	1.2	6/15/21
2.1	Second Amendment to Membership Interest Purchase Agreement, dated as of June 1, 2021, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#†	—	—	—	Filed herewith
3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09
4.1	Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.1	6/15/21
4.2	First Supplemental Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.2	6/15/21
4.3	Form of certificate representing the 0.375% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-20574	4.3	6/15/21
10.1	Repurchase Agreement, dated as of June 10, 2021, among The Cheesecake Factory Incorporated and RC CAKE 1 LLC, RC CAKE 2 LLC AND RC CAKE 3 LLC	8-K	000-20574	10.1	6/15/21
10.2	Conversion Agreement, dated as of June 10, 2021, between The Cheesecake Factory Incorporated and RC CAKE HOLDINGS LLC	8-K	000-20574	10.2	6/15/21
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2021, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

*     The schedules (or similar attachments) to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules or similar attachments) to the SEC upon request.

†     Certain confidential information contained in this agreement has been omitted because it is both material and is the type that the Company treats as private or confidential.

#     Management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2021	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)