Form 10-Q
period 2021-09-28
CHEESECAKE FACTORY INC
filed 2021-11-04
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-20574

THE CHEESECAKE FACTORY INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	51-0340466
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

26901 Malibu Hills Road
Calabasas Hills, California	91301
52	(Zip Code)

(818) 871-3000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Trading Symbol	Name of Each Exchange on which Registered
Common Stock, par value $.01 per share	CAKE	The Nasdaq Stock Market LLC

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

As of October 27, 2021, 52,169,390 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 28,	December 29,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$131,030	$154,085
Accounts and other receivable	66,663	75,787
Income taxes receivable	39,510	36,889
Inventories	43,270	39,288
Prepaid expenses	29,714	35,310
Total current assets	310,187	341,359
Property and equipment, net	755,640	774,137

Other assets:
Intangible assets, net	253,154	253,160
Operating lease assets	1,258,851	1,251,027
Other	139,886	127,371
Total other assets	1,651,891	1,631,558
Total assets	$2,717,718	$2,747,054

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$52,890	$58,432
Gift card liabilities	161,513	184,655
Operating lease liabilities	132,550	132,519
Other accrued expenses	210,155	210,461
Total current liabilities	557,108	586,067

Long-term debt	465,514	280,000
Operating lease liabilities	1,227,705	1,224,321
Other noncurrent liabilities	145,445	149,725
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $.01 par value, 200,000 shares authorized; no and 200,000 shares issued at September 28, 2021 and December 29, 2020, respectively	—	218,248
Stockholders’ equity:
Preferred stock, $.01 par value, other than Series A convertible preferred stock, 4,800,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 105,292,620 and 98,645,147 shares issued at September 28, 2021 and December 29, 2020, respectively	1,053	986
Additional paid-in capital	856,042	878,148
Retained earnings	1,167,001	1,110,087
Treasury stock, 53,126,074 and 53,026,409 shares at cost at September 28, 2021 and December 29, 2020, respectively	(1,701,984)	(1,696,743)
Accumulated other comprehensive loss	(166)	(3,785)
Total stockholders’ equity	321,946	288,693

Total liabilities, Series A convertible preferred stock and stockholders’ equity	$2,717,718	$2,747,054

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Revenues	$754,474	$517,716	$2,150,847	$1,428,673

Costs and expenses:
Cost of sales	169,418	118,093	474,237	331,137
Labor expenses	279,957	200,666	784,501	560,460
Other operating costs and expenses	201,490	159,095	582,518	448,740
General and administrative expenses	45,802	37,795	138,457	117,467
Depreciation and amortization expenses	22,576	22,651	66,805	68,803
Impairment of assets and lease terminations	—	10,402	594	204,731
Acquisition-related costs	—	39	—	2,343
Acquisition-related contingent consideration, compensation and amortization expenses/(benefit)	685	1,439	12,592	(3,992)
Preopening costs	3,169	2,394	9,804	7,610
Total costs and expenses	723,097	552,574	2,069,508	1,737,299
Income/(loss) from operations	31,377	(34,858)	81,339	(308,626)
Interest and other expense, net	(1,794)	(2,935)	(9,194)	(7,019)
Income/(loss) before income taxes	29,583	(37,793)	72,145	(315,645)
Income tax (benefit)/ provision	(3,097)	(9,447)	1,882	(94,597)
Net income/(loss)	32,680	(28,346)	70,263	(221,048)
Dividends on Series A preferred stock	—	(4,838)	(18,661)	(8,532)
Direct and incremental Series A preferred stock issuance cost	—	—	—	(10,257)
Undistributed earnings allocated to Series A preferred stock	—	—	(5,804)	—
Net income/(loss) available to common stockholders	$32,680	$(33,184)	$45,798	$(239,837)

Net income/(loss) per common share:
Basic	$0.65	$(0.76)	$0.98	$(5.47)
Diluted (Note 11)	$0.64	$(0.76)	$0.96	$(5.47)

Weighted-average common shares outstanding:
Basic	50,212	43,900	46,624	43,849
Diluted	51,113	43,900	47,675	43,849

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020

Net income/(loss)	$32,680	$(28,346)	$70,263	$(221,048)
Other comprehensive (loss)/ gain:
Foreign currency translation adjustment	(238)	185	155	(347)
Unrealized gain/(loss) on derivative, net of tax	—	(222)	3,464	(4,059)
Other comprehensive (loss)/ gain	(238)	(37)	3,619	(4,406)
Total comprehensive income/(loss)	$32,442	$(28,383)	$73,882	$(225,454)
Comprehensive income attributable to Series A preferred stockholders	—	(4,838)	(24,872)	(18,789)
Total comprehensive income/(loss) available to common stockholders	$32,442	$(33,221)	$49,010	$(244,243)

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND SERIES A CONVERTIBLE PREFERRED STOCK

(In thousands)

(Unaudited)

For the thirty-nine weeks ended September 28, 2021:

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 29, 2020	200	$218,248	98,645	$986	$878,148	$1,110,087	$(1,696,743)	$(3,785)	$288,693
Cumulative effect of adopting ASU 2020-06	—	(4,763)	—	—	—	4,763	—	—	4,763
Balance, December 29, 2020, as adjusted	200	213,485	98,645	986	878,148	1,114,850	(1,696,743)	(3,785)	293,456
Net income	—	—	—	—	—	3,868	—	—	3,868
Foreign currency translation adjustment	—	—	—	—	—	—	—	174	174
Change in derivative, net of tax	—	—	—	—	—	—	—	1,738	1,738
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	399	—	—	399
Stock-based compensation	—	—	293	3	5,480	—	—	—	5,483
Common stock issued under stock-based compensation plans	—	—	570	6	20,417	—	—	—	20,423
Treasury stock purchases	—	—	—	—	—	—	(3,957)	—	(3,957)
Cash dividends declared Series A preferred stock, $25.35 per share	—	—	—	—	—	(5,070)	—	—	(5,070)
Balance, March 30, 2021	200	$213,485	99,508	$995	$904,045	$1,114,047	$(1,700,700)	$(1,873)	$316,514
Net income	—	—	—	—	—	33,715	—	—	33,715
Foreign currency translation adjustment	—	—	—	—	—	—	—	219	219
Change in derivative, net of tax	—	—	—	—	—	—	—	1,726	1,726
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	15	—	—	15
Stock-based compensation	—	—	44	1	5,540	—	—	—	5,541
Common stock issued under stock-based compensation plans	—	—	118	1	4,361	—	—	—	4,362
Common stock issuance	—	—	3,125	31	167,019	—	—	—	167,050
Treasury stock purchases	—	—	—	—	—	—	(603)	—	(603)
Series A preferred stock cash-settled conversion	(150)	(160,114)	—	—	(283,637)	—	—	—	(283,637)
Series A preferred stock conversion to common stock	(50)	(53,371)	2,401	24	53,273	—	—	—	53,297
Deemed dividends on Series A preferred stock	—	—	—	—	—	(13,591)	—	—	(13,591)
Balance, June 29, 2021	—	$—	105,196	$1,052	$850,601	$1,134,186	$(1,701,303)	$72	$284,608
Net income	—	—	—	—	—	32,680	—	—	32,680
Foreign currency translation adjustment	—	—	—	—	—	—	—	(238)	(238)
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	135	—	—	135
Stock-based compensation	—	—	59	1	5,441	—	—	—	5,442
Common stock issued under stock-based compensation plans	—	—	38	0	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	(681)	—	(681)
Balance, September 28, 2021	—	$—	105,293	$1,053	$856,042	$1,167,001	$(1,701,984)	$(166)	$321,946

For the thirty-nine weeks ended September 29, 2020:

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2019	—	—	97,685	$977	$855,989	$1,408,333	$(1,693,122)	$(435)	$571,742
Net loss	—	—	—	—	—	(136,163)	—	—	(136,163)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(936)	(936)
Change in derivative, net of tax	—	—	—	—	—	—	—	(2,370)	(2,370)
Cash dividends declared Common stock, $0.36 per share	—	—	—	—	—	(16,376)	—	—	(16,376)
Stock-based compensation	—	—	566	6	5,541	—	—	—	5,547
Common stock issued under stock-based compensation plans	—	—	203	2	111	—	—	—	113
Treasury stock purchases	—	—	—	—	—	—	(2,586)	—	(2,586)
Balance, March 31, 2020	—	—	98,454	$985	$861,641	$1,255,794	$(1,695,708)	$(3,741)	$418,971
Net loss	—	—	—	—	—	(56,539)	—	—	(56,539)
Foreign currency translation adjustment	—	—	—	—	—	—	—	404	404
Change in derivative, net of tax	—	—	—	—	—	—	—	(1,467)	(1,467)
Stock-based compensation	—	—	(24)	—	5,162	—	—	—	5,162
Common stock issued under stock-based compensation plans	—	—	35	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	(266)	—	(266)
Series A preferred stock issuance	200	189,743	—	—	—	—	—	—	—
Preferred stock direct costs	—	10,257	—	—	—	(10,257)	—	—	(10,257)
Paid-in-kind Series A preferred stock dividends, including beneficial conversion feature	—	4,079	—	—	—	(4,079)	—	—	(4,079)
Balance, June 30, 2020	200	$204,079	98,465	$985	$866,803	$1,184,919	$(1,695,974)	$(4,804)	$351,929
Net loss	—	—	—	—	—	(28,346)	—	—	(28,346)
Foreign currency translation adjustment	—	—	—	—	—	—	—	185	185
Change in derivative, net of tax	—	—	—	—	—	—	—	(222)	(222)
Stock-based compensation	—	—	(64)	(1)	4,968	—	—	—	4,967
Common stock issued under stock-based compensation plans	—	—	37	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	(390)	—	(390)
Paid-in-kind Series A preferred stock dividends, including beneficial conversion feature	—	5,847	—	—	—	(5,847)	—	—	(5,847)
Balance, September 29, 2020	200	$209,926	98,438	$984	$871,771	$1,150,726	$(1,696,364)	$(4,841)	$322,276

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020
Cash flows from operating activities:
Net income/(loss)	$70,263	$(221,048)

Adjustments to reconcile net income/(loss) to cash provided by/(used in) operating activities:
Depreciation and amortization expenses	66,805	68,803
Impairment of assets and lease termination expense	394	195,981
Deferred income taxes	(5,227)	(52,979)
Stock-based compensation	16,329	15,533
Changes in assets and liabilities:
Accounts and other receivables	8,121	40,460
Income taxes receivable/payable	(3,749)	(40,977)
Inventories	(3,907)	9,495
Prepaid expenses	5,596	11,695
Operating lease assets/liabilities	(4,386)	17,465
Other assets	(5,682)	540
Accounts payable	(3,771)	3,101
Gift card liabilities	(23,143)	(32,488)
Other accrued expenses	1,517	(48,317)
Cash provided by/(used in) operating activities	119,160	(32,736)

Cash flows from investing activities:
Additions to property and equipment	(49,158)	(38,270)
Additions to intangible assets	(482)	(365)
Other	(1,283)	—
Cash used in investing activities	(50,923)	(38,635)

Cash flows from financing activities:
Borrowings on credit facility	—	90,000
Repayment on credit facility	(150,000)	(4,000)
Convertible debt issuance	345,000	—
Convertible debt direct and incremental costs	(10,074)	—
Series A preferred stock issuance	—	200,000
Series A preferred stock direct and incremental costs	—	(10,257)
Series A preferred stock cash-settled conversion	(443,751)	—
Series A preferred stock conversion direct and incremental costs	(74)	—
Series A preferred stock dividends paid	(18,661)	—
Common stock issuance	175,000	—
Common stock issuance direct and incremental costs	(7,950)	—
Proceeds from exercise of stock options	24,785	113
Common stock dividends paid	(337)	(15,791)
Treasury stock purchases	(5,241)	(3,242)
Cash (used in)/provided by financing activities	(91,303)	256,823
Foreign currency translation adjustment	11	(100)
Net change in cash and cash equivalents	(23,055)	185,352
Cash and cash equivalents at beginning of period	154,085	58,416
Cash and cash equivalents at end of period	$131,030	$243,768

Supplemental disclosures:
Interest paid	$7,749	$10,347
Income taxes paid	$9,128	$6,712
Construction payable	$3,236	$3,029

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

Beginning with our fiscal 2020 10-K, we combined accounts receivable and other receivable on the consolidated balance sheet and statement of cash flow. Corresponding balances for the thirteen and thirty-nine weeks ended September 29, 2020 were reclassified to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

COVID-19 Pandemic

We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis. In the second quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms across our concepts. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, as of September 28, 2021, nearly all of our restaurants were operating with no indoor dining restrictions. We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether it will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruption and consumer behavior, will determine the continued significance of the impact of the COVID-19 pandemic to our operating results and financial position.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 28, 2021
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$89,047	$—	$—
Non-qualified deferred compensation liabilities	(88,126)	—	—
Acquisition-related deferred consideration	—	(38,599)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(19,020)

	December 29, 2020
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$83,485	$—	$—
Non-qualified deferred compensation liabilities	(83,702)	—	—
Interest rate swap	—	(4,591)	—
Acquisition-related deferred consideration	—	(38,119)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(7,465)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020

Beginning balance	$7,465	$13,218
Change in fair value	11,555	(5,575)
Ending balance	$19,020	$7,643

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model was $0 to $162.7 million. Results could change materially if different estimates and assumptions were used. The significant increase in the fair value of the contingent consideration during the first three quarters of fiscal 2021 primarily related to the impact in the second fiscal quarter of an amendment to the agreement for the acquisitions of North Italia and FRC (the “Acquisition”) that, among other things, extended the measurement period through fiscal 2026.

The fair values of our cash and cash equivalents, accounts and other receivable, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued expenses approximate their carrying amounts due to their short duration.

As of September 28, 2021, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of September 28, 2021 was approximately $333.3 million and determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. See Note 5 for further discussion of the Notes.

3.  Inventories

Inventories consisted of (in thousands):

	September 28, 2021	December 29, 2020
Restaurant food and supplies	$25,813	$24,282
Bakery finished goods and work in progress	10,484	7,861
Bakery raw materials and supplies	6,973	7,145
Total	$43,270	$39,288

4.  Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Gift card liabilities:
Beginning balance	$169,098	$162,241	$184,655	$187,978
Activations	18,364	23,056	67,316	57,162
Redemptions and breakage	(25,949)	(29,811)	(90,458)	(89,654)
Ending balance	$161,513	$155,486	$161,513	$155,486

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Gift card contract assets:
Beginning balance	$15,811	$18,255	$17,955	$23,172
Deferrals	2,273	1,819	7,980	5,944
Amortization	(3,814)	(4,317)	(11,665)	(13,359)
Ending balance	$14,270	$15,757	$14,270	$15,757

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

Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with the Amended Credit Agreement. At September 28, 2021 we had net availability for borrowings of $240.1 million, based on a $130.0 million outstanding debt balance and $29.9 million in standby letters of credit. Our Liquidity balance at September 30, 2021 was $373.1 million, and we were in compliance with all covenants under the Amended Credit Agreement in effect at that date.

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

As of September 28, 2021, the Notes had a gross principal balance of $345.0 million and a balance of $335.5 million, net of unamortized issuance costs of $9.5 million. The unamortized balance of issuance costs was recorded as a contra-liability and netted with long-term debt on our condensed consolidated balance sheets. Total amortization expense was $0.5 million and $0.6 million during the thirteen and thirty-nine weeks ended September 28, 2021, respectively and was included in interest expense in the condensed consolidated statements of income/(loss). The effective interest rate for the Notes was 0.96% as of September 28, 2021.

6. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Operating	$33,034	$31,267	$97,889	$97,222
Variable	18,972	15,304	54,664	42,292
Short-term	71	93	212	346
Total	$52,077	$46,664	$152,765	$139,860

Supplemental information related to leases (in thousands):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103,318	$85,076
Right-of-use assets obtained in exchange for new operating lease liabilities	50,953	46,068

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

Our only derivative was the aforementioned interest rate swap, which is designated as a cash flow hedge. No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings in the first three quarters of fiscal 2021 or fiscal 2020.

The following table summarizes the changes in accumulated other comprehensive income/(loss) ("AOCI"), net of tax, related to the interest rate swap (in thousands):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020
Beginning balance	$(3,464)	$—
Other comprehensive loss before reclassifications	2,514	(4,726)
Amounts reclassified from AOCI	950	667
Other comprehensive loss, net of tax	3,464	(4,059)
Ending balance	$—	$(4,059)

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

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.1 million shares at a total cost of $1,702.0 million through September 28, 2021 with 14,542 and 100,081 shares repurchased at a cost of $0.7 million and $5.2 million during the thirteen and thirty-nine weeks ended, respectively, to satisfy tax withholding obligations on vested restricted share awards. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

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

During the first quarter of fiscal 2021, we declared a cash dividend of $5.1 million, or $25.35 per share, on the Series A preferred stock. During the second quarter of fiscal 2021, $13.6 million in payments were made in connection with the conversion of the preferred stock, consisting of $3.9 million, or $19.72 per share of accrued dividends and $9.7 million of an inducement, which is also deemed to be a dividend.

10.  Stock-Based Compensation

We maintain stock-based incentive plan under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members, consultants and non-employee directors. The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020

Labor expenses	$2,137	$1,868	$6,240	$5,761
Other operating costs and expenses	72	70	218	209
General and administrative expenses	3,185	2,979	9,871	9,563
Total stock-based compensation	5,394	4,917	16,329	15,533
Income tax benefit	1,325	1,208	4,010	3,815
Total stock-based compensation, net of taxes	$4,069	$3,709	$12,319	$11,718

Capitalized stock-based compensation (1)	$48	$52	$137	$143
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the condensed consolidated balance sheets.

Stock Options

We did not issue any stock options during the third quarter of fiscal 2021 or 2020. Stock option activity during the thirty-nine weeks ended September 28, 2021 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 29, 2020	2,294	$45.35	5.0	$307
Granted	—	—
Exercised	(577)	42.97
Forfeited or cancelled	(1)	61.59
Outstanding at September 28, 2021	1,716	$46.14	5.4	$6,586

Exercisable at September 28, 2021	864	$48.97	3.8	$1,573
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

There were no options exercised during the thirteen weeks ended September 28, 2021. The total intrinsic value of options exercised during thirty-nine weeks ended September 28, 2021 was $7.1 million. There were no options exercised during the thirteen weeks ended September 29, 2020. The total intrinsic value of options exercised during the thirty-nine weeks ended September 29, 2020 was $35,606. As of September 28, 2021, total unrecognized stock-based compensation expense related to unvested stock options was $5.4 million, which we expect to recognize over a weighted-average period of approximately 2.7 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended September 28, 2021 was as follows:

		Weighted-
		Average
		Fair
	Shares	Value
	(In thousands)	(Per share)
Outstanding at December 29, 2020	2,008	$43.70
Granted	580	50.75
Vested	(278)	47.76
Forfeited	(182)	43.78
Outstanding at September 28, 2021	2,128	$45.08

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the third quarter of fiscal 2021 and 2020 was $51.95 and $24.00, respectively. The fair value of shares that vested during the thirteen weeks and thirty-nine weeks ended September 28, 2021 was $2.1 million and $13.3 million, respectively. The fair value of shares that vested during the thirteen weeks and thirty-nine weeks ended September 29, 2020 was $1.8 million and $14.2 million, respectively. As of September 28, 2021, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $ 45.8 million, which we expect to recognize over a weighted-average period of approximately 3.0 years.

11. Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At September 28, 2021 and September 29, 2020, 2.1 million and 1.9 million shares, respectively, of restricted stock issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

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

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020

	(In thousands, except per share data)
Basic net income/(loss) per common share:
Net income/(loss)	$32,680	$(28,346)	$70,263	$(221,048)
Dividends on Series A preferred stock	—	(4,838)	(18,661)	(8,532)
Direct and incremental preferred stock issuance costs	—	—	—	(10,257)
Undistributed earnings allocated to Series A preferred stock	—	—	(5,804)	—
Net income/(loss) available to common stockholders	32,680	(33,184)	45,798	(239,837)
Basic weighted-average shares outstanding	50,212	43,900	46,624	43,849
Basic net income/(loss) per common share	$0.65	$(0.76)	$0.98	$(5.47)

Diluted net income/(loss) per common share:
Net income/(loss) available to common stockholders	$32,680	$(33,184)	$45,798	$(239,837)
Reallocation of undistributed earnings to Series A preferred stock	—	—	114	—
Net income/(loss) available to common stockholders for diluted EPS	32,680	(33,184)	45,912	(239,837)
Basic weighted-average shares outstanding	50,212	43,900	46,624	43,849
Dilutive effect of equity awards (1)	901	—	1,051	—
Diluted weighted-average shares outstanding	51,113	43,900	47,675	43,849
Diluted net income/(loss) per common share	$0.64	$(0.76)	$0.96	$(5.47)
(1)	Shares of common stock equivalents related to outstanding stock options and restricted stock of 3.8 million and 4.0 million as of September 28, 2021 and September 29, 2020, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Revenues:
The Cheesecake Factory restaurants	$592,555	$416,984	$1,698,635	$1,146,524
North Italia	44,357	27,990	120,747	72,262
Other FRC	44,326	20,273	127,978	68,063
Other	73,236	52,469	203,487	141,824
Total	$754,474	$517,716	$2,150,847	$1,428,673

Income/(loss) from operations: (1)
The Cheesecake Factory restaurants	$66,791	$18,836	$194,470	$31,208
North Italia	1,962	(831)	5,320	(77,321)
Other FRC	3,403	(1,901)	14,565	(77,077)
Other	(40,779)	(50,962)	(133,016)	(185,436)
Total	$31,377	$(34,858)	$81,339	$(308,626)

Depreciation and amortization:
The Cheesecake Factory restaurants	$16,414	$16,713	$49,221	$50,857
North Italia	1,068	901	2,893	2,767
Other FRC	1,208	987	3,423	3,002
Other	3,886	4,050	11,268	12,177
Total	$22,576	$22,651	$66,805	$68,803

Impairment of assets and lease termination expenses:
The Cheesecake Factory restaurants	$—	$(157)	$—	$2,784
North Italia	—	—	—	71,524
Other FRC	—	—	—	72,939
Other	—	10,559	594	57,484
Total	$—	$10,402	$594	$204,731

Capital expenditures:
The Cheesecake Factory restaurants	$10,680	$6,575	$22,606	$27,289
North Italia	2,606	(349)	9,095	2,645
Other FRC	3,614	2,123	10,979	3,914
Other	1,356	497	6,478	4,422
Total	$18,256	$8,846	$49,158	$38,270

Preopening costs:
The Cheesecake Factory restaurants	$968	$976	$3,616	$3,157
North Italia	1,057	631	3,335	1,895
Other FRC	849	306	1,948	527
Other	295	481	905	2,031
Total	$3,169	$2,394	$9,804	$7,610

	September 28, 2021	December 29, 2020
Total assets:
The Cheesecake Factory	$1,572,956	$1,671,733
North Italia	267,816	270,218
Other FRC	300,624	308,866
Other	576,322	496,237
Total	$2,717,718	$2,747,054

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility and in our corporate social responsibility (“CSR”) report, the effects of the COVID-19 pandemic on our financial condition and our results of operations, including our expectations with respect to our ability to reopen and keep open our restaurants, our fiscal 2021 and 2022 outlook, financial guidance, projections, expectations and statements with respect to the acquisition of North Italia and Fox Restaurant Concepts LLC (“FRC”), as well as expectations of our future financial condition, results of operations, sales, cash flows, plans, targets, goals, objectives, performance, growth potential, competitive position and business; and our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and the FRC brands; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of our restaurants, international licensee restaurants and our bakery operations; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; economic, public health and political conditions that impact consumer confidence and spending, including the impact of the COVID-19 pandemic and other health epidemics or pandemics on the global economy; acceptance and success of The Cheesecake Factory in domestic and international markets; acceptance and success of North Italia, the FRC brands and our other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including laws and regulations related to COVID-19 impacting restaurant operations and customer access to off- and on-premises dining; increases in minimum wages and benefit costs, including the cost of group medical insurance; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; unanticipated costs that may arise in connection with a return to normal course of business, including potential negative impacts from furlough actions; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of new unit development; compliance with debt covenants; strategic capital allocation decisions including any share repurchases or dividends; the ability to achieve projected financial results; economic and political conditions that impact consumer confidence and spending; the resolutions of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risk, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

COVID-19 Pandemic

We are subject to continued risks and uncertainties as a result of the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of a number of restaurants across our portfolio while the remaining locations shifted to an off-premise only operating model on an interim basis. In the second quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms across our concepts. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, currently nearly all of our restaurants were operating with no indoor dining restrictions. We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether it will reoccur or whether variants will spike, what additional restrictions may be enacted, to what extent we can maintain sales volumes during or following any resumption of mandated social distancing protocols or vaccination or masks mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruptions and consumer behavior, will determine the significance of the impact to our operating results and financial position.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 308 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within our FRC business. Internationally, 29 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and stabilizing customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining, as we believe there is opportunity for a longer-term increase in our off-premise mix compared to pre-COVID-19 pandemic levels. We are continuing our efforts on a number of initiatives, including a greater focus on increasing customer throughput in our restaurants, leveraging our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, augmenting our marketing programs, enhancing our training programs and leveraging our customer satisfaction measurement platform.

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

Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative (“G&A”) expenses and preopening expenses. Our objective is to recapture our pre-COVID-19 pandemic margins and longer-term to drive margin expansion, by leveraging incremental sales to increase restaurant-level margins at The Cheesecake Factory concept, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense over time, and optimizing our restaurant portfolio.

We plan to employ a balanced capital allocation strategy, comprised of: investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our Revolving Facility and reinstating our dividend and share repurchase program, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. At present, our dividends on our common stock and share repurchases are suspended. Our ability to declare common dividends and repurchase shares in the future will be subject to financial covenants under our Amended Credit Agreement, among other factors.

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

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	22.5	22.8	22.0	23.2
Labor expenses	37.1	38.7	36.5	39.2
Other operating costs and expenses	26.7	30.7	27.1	31.4
General and administrative expenses	6.1	7.3	6.4	8.2
Depreciation and amortization expenses	3.0	4.4	3.1	4.8
Impairment of assets and lease expiration	—	2.0	0.0	14.3
Acquisition-related costs	—	—	—	0.2
Acquisition-related contingent consideration and amortization	0.1	0.3	0.6	(0.3)
Preopening costs	0.4	0.5	0.5	0.6
Total costs and expenses	95.9	106.7	96.2	121.6

Income/(loss) from operations	4.1	(6.7)	3.8	(21.6)
Interest and other expense, net	(0.2)	(0.6)	(0.4)	(0.5)
Income/(loss) before income taxes	3.9	(7.3)	3.4	(22.1)
Income tax (benefit)/provision	(0.4)	(1.8)	0.1	(6.6)
Net income/(loss)	4.3	(5.5)	3.3	(15.5)
Dividends on Series A preferred stock	—	(0.9)	(0.9)	(0.6)
Direct and incremental Series A preferred stock issuance cost	—	—	—	(0.7)
Undistributed earnings allocated to Series A preferred stock	—	—	(0.3)	—
Net income/(loss) available to common stockholders	4.3%	(6.4)%	2.1%	(16.8)%

Thirteen Weeks Ended September 28, 2021 Compared to Thirteen Weeks Ended September 29, 2020

Revenues

Revenues increased 45.7% to $754.5 million for the fiscal quarter ended September 28, 2021 compared to $517.7 million for the comparable prior year period, primarily due to the effect of the COVID-19 pandemic on prior year sales.

The Cheesecake Factory comparable sales increased by 41.1%, or $170.1 million, from the third quarter of fiscal 2020 and increased 8.3% from the third quarter of fiscal 2019. The increase from fiscal 2020 was primarily driven by increased customer traffic of 47.7% primarily due to the impact of the COVID-19 pandemic in the prior year, partially offset by a decline in average check of 6.6% (based on a 9.6% negative change in mix partially offset by an increase of 3.0% in menu pricing). We implemented effective menu price increases of approximately 1.5% in both the first and third quarters of fiscal 2021. Sales through the off-premise channel comprised approximately 28% of our restaurant sales during the third quarter of fiscal 2021 as compared to 45% in the third quarter of fiscal 2020 as many customers have returned to on-premise dining, whereas consumer behavior had shifted towards the off-premise channel during the prior year period due to the pandemic. However, off-premise sales mix remains elevated versus the pre-pandemic level of 15% during the third quarter of fiscal 2019. The Cheesecake Factory average sales per restaurant operating week increased 40.7% to $220,362 in the third quarter of fiscal 2021 from $156,643 in the third quarter of fiscal 2020. Total operating weeks at The Cheesecake Factory restaurants increased 1.0% to 2,689 in the third quarter of fiscal 2021 compared to 2,662 in the prior year.

North Italia comparable sales increased approximately 38% from the third quarter of fiscal 2020 and increased approximately 8% compared to the third quarter of fiscal 2019. North Italia average sales per restaurant operating week increased 34.4% to $127,098 in the third quarter of fiscal 2021 from $94,561 in the third quarter of fiscal 2020. Total operating weeks at North Italia increased 17.9% to 349 in the third quarter of fiscal 2021 compared to 296 in the prior year. Revenues for North Italia, Flower Child and the other FRC brands totaled $112.4 million in the third quarter of fiscal 2021.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. At September 28, 2021, there were two The Cheesecake Factory restaurants and five North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

External bakery sales were $16.7 million for the third quarter of fiscal 2021 compared to $17.8 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 22.5% and 22.8% in the third quarters of fiscal 2021 and 2020, respectively, reflecting a shift in sales mix within the restaurants, a lower proportion of third-party bakery revenues and pricing leverage, partially offset by increased costs related to buying in the spot market to meet volume needs that exceeded our contracted levels.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 37.1% and 38.7% in the third quarters of fiscal 2021 and 2020, respectively. This decrease was primarily due to deleverage in the prior year when costs associated with the COVID-19 pandemic, including maintaining our full restaurant management team and healthcare benefits for our furloughed staff members, were incurred in the reduced sales environment, partially offset by higher group medical costs, wage rates, training labor and overtime in the third quarter of fiscal 2021.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), marketing, including delivery commissions, other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 26.7% and 30.7% in the third quarters of fiscal 2021 and 2020, respectively. This variance was primarily driven by sales leverage.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.1% and 7.3% in the third quarters of fiscal 2021 and 2020, respectively. This variance was primarily driven by sales leverage and expense management.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses decreased to 3.0% in the third quarter of fiscal 2021 from 4.4% in the comparable prior year period due primarily to sales leverage.

Impairment of Assets and Lease Terminations

During the third quarter of fiscal 2021, we recorded no impairment of assets and lease terminations expense. In the third quarter of fiscal 2020, we recorded impairment of assets and lease terminations expense of $10.4 million related to lease termination costs and accelerated depreciation for two Grand Lux Cafe locations, RockSugar Southeast Asian Kitchen and one Flower Child location.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses/(Benefit)

We recorded $0.7 million and $1.4 million during the third quarter of fiscal 2021 and 2020, respectively, of acquisition-related contingent consideration, compensation and amortization, reflecting changes in the fair value of the deferred and contingent consideration and compensation liabilities, partially offset by amortization of acquired definite-lived licensing agreements.

Preopening Costs

Preopening costs were $3.2 million and $2.4 million in the third quarters of fiscal 2021 and 2020, respectively. We opened two North Italia, one Other FRC location and one Other location in the third quarter of fiscal 2021 compared to two Other restaurants in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $1.8 million and $2.9 million for the third quarters of fiscal 2021 and 2020, respectively. This increase was primarily due to the lower borrowings outstanding on our Amended Facility.

Income Tax (Benefit)/Provision

Our effective income tax rate was (10.5%) and 25.0% for the third quarters of fiscal 2021 and 2020, respectively. The decrease resulted primarily from a higher proportion of employment credits in relation to pre-tax income/(loss) in fiscal 2021, a benefit in the prior year arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35% and a benefit recorded in the third quarter of fiscal 2021 arising from an increase to our fiscal 2020 loss carryback as a result of repaying 100% of the FICA taxes that were deferred in fiscal 2020 under the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act.”)

Thirty-Nine Weeks Ended September 28, 2021 Compared to Thirty-Nine Weeks Ended September 29, 2020

Revenues

Revenues increased 50.5% to $2,150.8 million for the first three quarters of fiscal 2021 compared to $1,428.7 million for the comparable prior year period, primarily due to the effect of the COVID-19 pandemic on prior year sales.

The Cheesecake Factory comparable sales increased by 48.0%, or $539.3 million, from the first three quarters of fiscal 2020 and increased 1.9% from the first three quarters of fiscal 2019. The increase from fiscal 2020 was primarily driven by increased customer traffic of 42.9% primarily due to the impact of the COVID-19 pandemic in the prior year period and average check growth of 5.1% (based on an increase of 3.0% in menu pricing and a 2.1% positive change in mix). Sales through the off-premise channel comprised approximately 33% of our restaurant sales during the first three quarters of fiscal 2021 as compared to 43% in the first three quarters of fiscal 2020. However, off-premise sales mix remains elevated versus the pre-pandemic level of 16% during the first three quarters of fiscal 2019. The Cheesecake Factory average sales per restaurant operating week increased 46.6% to $210,801 in the first three quarters of fiscal 2021 from $143,747 in the first three quarters of fiscal 2020. Total operating weeks at The Cheesecake Factory restaurants increased 1.0% to 8,058 in the first three quarters of fiscal 2021 compared to 7,976 in the prior year period.

North Italia comparable sales increased approximately 53% from the first three quarters of fiscal 2020 and increased approximately 5% compared to the first three quarters of fiscal 2019. North Italia average sales per restaurant operating week increased 44.4% to $123,211 in the first three quarters of fiscal 2021 from $85,315 in the first three quarters of fiscal 2020. Total operating weeks at North Italia increased 15.7% to 980 in the first three quarters of fiscal 2021 compared to 847 in the prior year period. Revenues for North Italia, Flower Child and the other FRC brands totaled $314.4 million in the third quarter of fiscal 2021.

External bakery sales were $48.8 million for the first three quarters of fiscal 2021 compared to $46.3 million in the comparable prior year period.

Cost of Sales

As a percentage of revenues, cost of sales was 22.0% and 23.2% in the first three quarters of fiscal 2021 and 2020, respectively, reflecting a shift in sales mix within the restaurants, a lower proportion of third-party bakery revenues and pricing leverage, partially offset by increased costs related to buying in the spot market to meet volume needs that exceeded our contracted levels.

Labor Expenses

As a percentage of revenues, labor expenses were 36.5% and 39.2% in the first three quarters of fiscal 2021 and 2020, respectively. This decrease was primarily due to deleverage in the prior year when costs associated with the COVID-19 pandemic, including maintaining our full restaurant management team and healthcare benefits for our furloughed staff members, were incurred in the reduced sales environment, partially offset by higher wage rates and overtime in the first three quarters of fiscal 2021.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 27.1% and 31.4% in the first three quarters of fiscal 2021 and 2020, respectively. This variance was primarily driven by sales leverage, partially offset by increased restaurant-level incentive compensation expense.

G&A Expenses

As a percentage of revenues, G&A expenses were 6.4% and 8.2% in the first three quarters of fiscal 2021 and 2020, respectively. This variance was primarily driven by sales leverage and expense management, partially offset by higher corporate incentive compensation expense.

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses decreased to 3.1% in the first three quarters of fiscal 2021 from 4.8% in the comparable prior year period due primarily to sales leverage.

Impairment of Assets and Lease Terminations

During the first three quarters of fiscal 2021, we recorded impairment of assets and lease terminations expense of $0.6 million related to lease termination costs for two Other restaurants, one of which closed during the fourth quarter of fiscal 2020 and one that closed at the beginning of the first quarter of fiscal 2021. During the first three quarters of fiscal 2020, we recorded $204.7 million of impairment of assets and lease terminations expense related to the impairment of goodwill, trade names, trademarks and licensing agreements associated with the Acquisitions and long-lived assets for one The Cheesecake Factory, one North Italia, two Other FRC and four Other restaurants, as well as lease termination costs and accelerated depreciation for one The Cheesecake Factory restaurant, two Grand Lux Cafe locations, RockSugar Southeast Asian Kitchen and one Flower Child location.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses/(Benefit)

In the first three quarters of fiscal 2021, we recorded $12.6 million of acquisition-related contingent consideration, compensation and amortization, primarily related to the impact of an amendment in the second fiscal quarter to the Acquisition agreement that, among other things, extended the measurement period through fiscal 2026. In the first three quarters of fiscal 2020, we recorded a benefit of $4.0 million in acquisition-related contingent consideration, compensation and amortization, primarily due to a decrease in the fair value of the contingent consideration and compensation liabilities related to impact of the COVID-19 pandemic.

Preopening Costs

Preopening costs were $9.8 million and $7.6 million in the first three quarters of fiscal 2021 and 2020, respectively. We opened one The Cheesecake Factory, five North Italia, two Other FRC and two Other locations in the first three quarters of fiscal 2021 compared to one North Italia and three Other locations in the comparable prior year period.

Interest and Other Expense, Net

Interest and other expense, net was $9.2 million and $7.0 million for the first three quarters of fiscal 2021 and 2020, respectively. This increase was primarily due to the termination of the interest rate swap, partially offset by lower borrowings outstanding on our Amended Facility.

Income Tax Provision/(Benefit)

Our effective income tax rate was 2.6% and 30.0% for the first three quarters of fiscal 2021 and 2020, respectively. The decrease resulted primarily from a higher proportion of employment credits in relation to pre-tax income/(loss) in fiscal 2021, a benefit in the prior year arising from the expected carryback of our anticipated fiscal 2020 loss to prior years when the federal statutory rate was 35% and a benefit recorded in 2021 arising from an increase to our fiscal 2020 loss carryback as a result of repaying 100% of the FICA taxes that were deferred in fiscal 2020 under the CARES Act. This decrease was partially offset by a reserve for an uncertain tax position recorded in fiscal 2021 related to tenant improvement allowances.

Non-GAAP Measures

Adjusted net income and adjusted net income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net income/(loss) and diluted net income/(loss) per common share the impact of items we do not consider indicative of our ongoing operations. To reflect the potential impact of the conversion of our Series A preferred stock into common stock for the period that it was outstanding prior to the conversion on June 15, 2021, we exclude the preferred dividend and assume all convertible preferred shares have been converted into common stock. (See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our preferred stock.) We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income/(loss) and diluted net income/(loss) per common share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 28, 2021	September 29, 2020	September 28, 2021	September 29, 2020

Net income/(loss) available to common stockholders	$32,680	$(33,184)	$45,798	$(239,837)
Dividends on preferred stock	—	4,838	18,661	8,532
Direct and incremental preferred stock issuance costs	—	—	—	10,257
Net income attributable to Series A preferred stock	—	—	5,804	—
COVID-19 related costs (1)	—	2,558	4,917	17,579
Impairment of assets and lease terminations	—	10,402	594	204,731
Acquisition-related costs	—	39	—	2,343
Acquisition-related contingent consideration, compensation and amortization expenses/(benefit)	685	1,439	12,592	(3,992)
Termination of interest rate swap	—	—	2,354	—
Uncertain tax position related to tenant improvement allowances	—	—	2,471	—
Tax effect of adjustments (2)	(178)	(3,754)	(5,318)	(57,372)
Adjusted net income/(loss)	$33,187	$(17,662)	$87,873	$(57,759)

Diluted net income/(loss) per common share	$0.64	$(0.76)	$0.96	$(5.47)
Dividends on preferred stock	—	0.09	0.35	0.17
Direct and incremental preferred stock issuance costs	—	—	—	0.21
Net income attributable to Series A preferred stock	—	—	0.11	—
Assumed impact of potential conversion of preferred stock into common stock (3)	—	0.13	(0.11)	0.60
COVID-19 related costs (1)	—	0.05	0.09	0.36
Impairment of assets and lease terminations	—	0.20	0.01	4.16
Acquisition-related costs	—	0.00	—	0.05
Acquisition-related contingent consideration, compensation and amortization expenses	0.01	0.03	0.23	(0.08)
Termination of interest rate swap	—	—	0.04	—
Uncertain tax position related to tenant improvement allowances	—	—	0.05	—
Tax effect of adjustments (2)	(0.00)	(0.07)	(0.10)	(1.17)
Adjusted if-converted net income/(loss) per share (4)	$0.65	$(0.33)	$1.64	$(1.17)
(1)	Represents incremental costs associated with the COVID-19 pandemic such as additional sanitation, personal protective equipment, sick and vaccination pay, and healthcare benefits associated with furloughed staff members.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Represents the impact of assuming the conversion of preferred stock into common stock (0 and 5,908,187 shares for the thirteen and thirty-nine weeks ended September 28, 2021, respectively), resulting in an assumption of 51,112,650 and 53,582,824 weighted-average common shares outstanding for the thirteen and thirty-nine weeks ended September 28, 2021. Represents the impact of assuming the conversion of preferred stock into common stock (9,163,043 and 5,394,188 shares for the thirteen and thirty-nine weeks ended September 29, 2020, respectively), resulting in an assumption of 53,062,945 and 49,243,370 weighted-average common shares outstanding for the thirteen and thirty-nine weeks ended September 29, 2020.
(4)	Adjusted net income/(loss) per share may not add due to rounding.

Fourth Quarter Fiscal 2021 Outlook

Fourth quarter-to-date through November 2, 2021, The Cheesecake Factory restaurant comparable sales increased approximately 20% and 10.5% compared to the comparable period in fiscal 2020 and fiscal 2019, respectively. In the fourth quarter of fiscal 2021, we anticipate about a 1% negative comparable sales impact given that our 2021 fiscal year will end on December 28th and the balance of the high-volume sales week between Christmas and New Year’s Day will move into the first quarter of fiscal 2022. Fourth quarter-to-date through November 2, 2021, North Italia comparable sales increased approximately 20% and 14.5% compared to the comparable period in fiscal 2020 and fiscal 2019, respectively.

We currently estimate cost of sales inflation of approximately 6% in the fourth quarter of fiscal 2021, which is approximately three percentage points higher than the third quarter of fiscal 2021. We expect labor as a percent of sales to be slightly favorable to the third quarter of fiscal 2021 and other operating expenses to be favorable to the third quarter of fiscal 2021 by as much as 0.75% of revenues. In addition, we estimate G&A of approximately $47 million and preopening of approximately $5 million in the fourth quarter of fiscal 2021. We estimate our tax rate for the fourth quarter of fiscal 2021 to be approximately 5%.

Fiscal 2022 Outlook

Looking ahead to fiscal 2022, due to the disruptions in the supply chain impacting the restaurant industry and the broader economy, our purchasing team is still in the process of contracting as you would expect in these circumstances. The labor market is also dynamic, and we are currently anticipating inflation, inclusive of known minimum wage increases, to be similar to the 5% level we have experienced in our restaurants on a year-to-date basis during fiscal 2021.

We currently have 3% pricing in The Cheesecake Factory menu and plan to remain at that level for the remainder of the fiscal 2021. Should the cost pressures prove to not be transitory in nature, we will implement pricing actions above our historical levels at our menu change during the first quarter of fiscal 2022 to protect margins.

We plan to open as many as 20 new restaurants in fiscal 2022, including five The Cheesecake Factory restaurants, seven North Italia restaurants and eight restaurants within our FRC business, which includes three Flower Child locations. We anticipate approximately $150 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

Liquidity and Capital Resources

During the first three quarters of fiscal 2021, our cash and cash equivalents decreased by $23.1 million to $131.0 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 28 2021	September 29, 2020

Cash provided by/(used in) operating activities	$119.2	$(32.7)
Additions to property and equipment	(49.2)	(38.3)
Convertible debt issuance, net of issuance cost	334.9	—
Common stock issuance, net of issuance cost	167.1	—
Net borrowings/(repayments) on credit facility	(150.0)	86.0
Series A preferred stock issuance, net of issuance cost	—	189.7
Series A preferred stock cash-settled conversion	(443.8)	—
Series A preferred stock dividends paid	(18.7)	—
Proceeds from exercise of stock options	24.8	0.1
Common stock dividends paid	(0.3)	(15.8)
Treasury stock purchases	(5.2)	(3.2)

Cash Provided by/(Used in) Operating Activities

Cash flows from operations increased by $151.9 million from the first three quarters of fiscal 2020 primarily due to a lesser impact from the COVID-19 pandemic during the first three quarters of fiscal 2021, partially offset by the payback of $36.5 million of payroll taxes that were deferred in fiscal 2020 under the CARES Act. Our future cash flow performance will depend on the ongoing effects of the COVID-19 pandemic, including, but not limited to, labor-related impacts, supply chain disruptions and consumer behavior.

Property and Equipment

Capital expenditures were $49.2 million and $38.3 million in the first three quarters of fiscal 2021 and 2020, respectively. We opened ten restaurants in the fiscal 2021 period comprised of one The Cheesecake Factory, five North Italia, two Other FRC and two Other locations, of which a portion of the development was completed in fiscal 2020, compared to one North Italia and three Flower Child restaurants during the comparable prior year period. We currently estimate fiscal 2021 cash capital expenditures to be approximately $80 million.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million aggregate principal amount Notes. The initial conversion rate for the Notes was 12.7551 shares of common stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Notes.)

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

The Amended Credit Agreement contains customary affirmative and negative covenants, including limits on cash dividends and share repurchases with respect to our equity interests, and restrictions on indebtedness, liens, investments, sales of assets, fundamental changes and other matters. The Amended Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgements, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the Revolving Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit. As of September 28, 2021, we were in compliance with the covenants set forth in the Revolving Facility. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

During the first quarter of fiscal 2020, we increased our borrowings under our Revolving Facility to bolster our cash position and enhance financial flexibility. In the second quarter of fiscal 2021, we utilized a portion of the net proceeds from our Notes and common share offerings to reduce the balance on our Revolving Facility, such that at September 28, 2021, we had net availability for borrowings of $240.1 million, based on a $130.0 million outstanding debt balance and $29.9 million in standby letters of credit.

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

Common Stock Dividends

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of the Amended Credit Agreement, in March 2020, our Board suspended the quarterly dividend on our common stock. Prior to this suspension, our Board declared cash dividends of $0.36 per common share for the first quarter of fiscal 2020. Cash dividends of $0.3 million paid in the first quarter of fiscal 2021 represent dividends previously accrued on restricted stock awards that vested during the quarter. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Amended Credit Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.1 million shares at a total cost of $1,702.0 million through September 28, 2021 with 100,081 shares repurchased at a cost of $5.2 million during the first three quarters of fiscal 2021 to satisfy tax withholding obligations on vested restricted share awards. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

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

As of September 28, 2021, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. Although these vehicles may be available to us, as of June 29, 2021, we had chosen not to enter into any hedging contracts due to pricing volatility, excessive risk premiums, hedge inefficiencies or other factors. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the third quarters of fiscal 2021 and 2020, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.7 million and $1.2 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Revolving Facility that is indexed to market rates. Based on outstanding borrowings at September 28, 2021 and December 29, 2020, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million and $2.8 million, respectively, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at September 28, 2021 and December 29, 2020, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $2.3 million and $2.2 million at September 28, 2021 and December 29, 2020, respectively.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 28, 2021.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Relating to our Concurrent Public Offerings

In June 2021, we completed the offering of $345 million Notes and issued and sold $175 million of shares of our common stock (the “Issuance”). The Notes and Issuance are collectively referred to as the “Offerings.” We used the net proceeds from the Offerings to fund approximately $457.3 million payable in connection with the cash-settled conversion of 150,000 shares of our previously outstanding Series A convertible preferred stock and the share-settled conversion of the remaining 50,000 shares of Series A convertible preferred stock into approximately 2.4 million shares of our common stock.

The indenture governing the Notes will not restrict us from incurring additional indebtedness, and the incurrence of the Notes and any additional indebtedness could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.

As of September 28, 2021, we had approximately $475.0 million in principal amount of consolidated indebtedness. We incurred $345.0 million principal amount of additional indebtedness as a result of the offering of the Notes. The indenture governing the Notes does not contain any meaningful restrictive covenants and does not prohibit us or our subsidiaries from incurring additional indebtedness in the future. Accordingly, we may incur a significant amount of additional indebtedness to meet future financing needs. The incurrence of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We may also conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved approximately 4.2 million shares of common stock for grant under our The Cheesecake Factory Incorporated Stock Incentive Plan as of September 28, 2021. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended September 28, 2021:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs
June 30 — August 3, 2021	135	$54.18	—	2,884,583
August 4 — August 31, 2021	8,380	46.62	—	2,876,203
September 1 — September 28, 2021	6,027	46.87	—	2,870,176
Total	14,542		—
(1)	The total number of shares purchased represents shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.1 million shares at a total cost of $1,702.0 million through September 28, 2021 with 14,542 shares repurchased at a cost of $0.7 million during the third quarter of fiscal 2021 to satisfy tax withholding obligations on vested restricted share awards. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our credit facility, in March 2020, our Board suspended share repurchases. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our credit facility that limit share repurchases based on a defined ratio.

Item 6.  Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09
4.1	Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.1	6/15/21
4.2	First Supplemental Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.2	6/15/21
4.3	Form of certificate representing the 0.375% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-20574	4.3	6/15/21
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2021, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2021	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)