Form 10-K
period 2021-12-28
CHEESECAKE FACTORY INC
filed 2022-02-22
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company ,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 29, 2021, was $2,555,490,614 (based on the last reported sales on The Nasdaq Stock Market on that date).

As of February 14, 2022, 52,743,067 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on May 19, 2022.

THE CHEESECAKE FACTORY INCORPORATED

PART I

Forward-Looking Statements

Certain information included in this Form 10-K and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”), as well as information included in our oral or written statements, may contain forward-looking statements about our current and presently expected performance trends, growth plans, business goals and other matters.

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of the COVID-19 pandemic on our financial condition and our results of operations, accelerated and diversified revenue growth as a result of the acquisition of North Italia and Fox Restaurant Concepts LLC (“FRC”), financial guidance and projections as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, corporate strategy, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; operate Social Monk Asian Kitchen; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of our restaurants, international licensee restaurants and our bakery operations; supply chain disruptions, demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; economic, public health and political conditions that impact consumer confidence and spending, including the impact of the COVID-19 pandemic and other health epidemics or pandemics on the global economy; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts, Social Monk Asian Kitchen and other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including laws and regulations related to COVID-19 impacting restaurant operations and customer access to off- and on-premises dining; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; unanticipated costs that may arise in connection with a return to normal course of business, including potential negative impacts from furlough actions; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development; compliance with debt covenants; strategic capital allocation decisions including any share repurchases or dividends; the ability to achieve projected financial results; economic and political conditions that impact consumer confidence and spending; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

Summary Risk Factors

Our business is subject to a number of risks and uncertainties. These risks are more fully described in the section titled “Risk Factors” included in Part I, Item 1A of this report. These risks include, among others, the following:

●	The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have significantly disrupted and will continue to disrupt our business.
●	The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance.
●	Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.
●	If we are unable to protect our reputation, the value of our brands and sales at our restaurants may be negatively impacted.
●	If we are unable to offset higher labor costs, our cost of doing business will significantly increase.
●	Pandemics, epidemics, endemics and other public health emergencies, or food safety and food-borne illness could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation.
●	Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so.
●	Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences, could negatively impact our operations and competitive position.
●	Labor organizing could harm our operations and competitive position in the restaurant industry.
●	Adverse weather conditions, natural disasters and public health emergencies could unfavorably impact our restaurant sales.
●	Acts of violence at or threatened against our restaurants or the centers in which they are located, including civil unrest, customer intimidation, active shooter situations and terrorism, could unfavorably impart our restaurant sales
●	Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business.
●	Our financial performance could be materially adversely affected if we fail to retain, or effectively respond to a loss of, key executives
●	If we are unable to staff and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues.
●	If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may experience data loss, increased costs or other harm.
●	Our failure to realize the anticipated benefits of our acquisition of North Italia and the remaining business of Fox Restaurant Concepts LLC could materially adversely affect our financial performance.
●	We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas.
●	Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities.
●	Our inability to maintain a secure environment for customers’ and staff members’ personal data could result in liability and harm our reputation.
●	Our failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition.
●	Our convertible senior notes due 2026 and the incurrence of any additional indebtedness could limit the cash flow available for our operations.

ITEM 1.          BUSINESS

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 306 restaurants throughout the United States and Canada. Internationally, 29 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

On October 2, 2019, we completed the acquisition of North Italia and the remaining business of FRC, including Flower Child and all other FRC brands (the “Acquisition”). The results of operations, financial position and cash flows of the acquired businesses are included in our consolidated financial statements as of the acquisition date.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2021, 2020 and 2019 each consisted of 52 weeks and fiscal year 2022 will consist of 53 weeks.

COVID-19 Pandemic

Beginning in March 2020, COVID-19 and measures to prevent its spread led to significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of a number of restaurants across our portfolio while our remaining locations shifted to an off-premise only operating model on an interim basis. Reopening of restaurant dining rooms resumed, generally at reduced capacity, at various points since May 2020. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, currently nearly all of our restaurants are operating with no capacity restrictions on indoor dining. The ongoing effects of COVID-19 and its variants, including, but not limited to, consumer behavior, capacity restrictions, mask and vaccination mandates, wage inflation, our ability to continue to staff our restaurants and disruptions in the supply chain, will determine the impact to our operating results and financial position. The impact to our operations has been most notable during the periods of greatest accelerating COVID-19 case counts. We have incurred and will continue to incur additional costs to address government regulations and the safety of our staff members and customers. The impacts of the COVID-19 pandemic on our business are discussed in further detail throughout this Business section, Item 1A — Risk Factors, and Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

The Cheesecake Factory

The Cheesecake Factory restaurants strive to provide a distinctive, high-quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high-energy setting with attentive, efficient and friendly service. As a result, The Cheesecake Factory restaurants appeal to a diverse customer base across a broad demographic range. Our extensive menu and strategic selection of locations enable us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants, as well as special occasion dining. The Cheesecake Factory restaurants are generally open seven days a week for lunch and dinner, and we offer additional menu items for weekend brunch. Most of our locations are closed on Thanksgiving and Christmas. All of our restaurants offer a full-service bar where our entire menu is served. Alcoholic beverage sales represented 11% of The Cheesecake Factory restaurant sales for fiscal year 2021 compared to 9% in fiscal 2020 and 12% in fiscal 2019. These fluctuations were primarily due to higher alcoholic beverage incident rates associated with on-premise dining.

All items on our menu, except alcoholic beverages where disallowed by regulation, are available for off-premise consumption. Sales through the off-premise channel comprised approximately 32% of our restaurant sales during fiscal 2021 as compared to 43% in fiscal 2020 as many customers have returned to on-premise dining, whereas consumer behavior had shifted towards the off-premise channel during the prior year period due to the pandemic. However, off-premise sales mix remains higher than the pre-pandemic level of 16% during fiscal 2019. We work with a third party to provide delivery service, which is now available at all of our restaurants. In addition, we offer online ordering for to-go sales at all of our domestic locations. Currently, we operate 208 The Cheesecake Factory locations.

The Cheesecake Factory menu features approximately 235 items, including items presented on supplemental menus, such as our SkinnyLicious® menu that offers innovative items at 590 calories or less. Our core menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, small plates, pastas, salads, sandwiches and omelettes, including “Super” food choices and a selection of gluten-free items. Examples of menu offerings include Chicken Madeira, Cajun Jambalaya Pasta, Thai Lettuce Wraps, Avocado Eggrolls, Vegan Cobb Salad and our Bacon-Bacon Cheeseburger.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants. We offer approximately 45 varieties of proprietary cheesecake and other desserts in our restaurants. Our brand identity and reputation for offering premium desserts results in a significant level of dessert sales, representing approximately 19%, 21% and 16% of The Cheesecake Factory restaurant sales for fiscal 2021, 2020 and 2019, respectively. These fluctuations were primarily driven by the varying proportions of off-premise sales which generally carry higher dessert incident rates, as compared to on-premise sales.

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

The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:

Extensive and Innovative Menu, Made Fresh from Scratch. Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing. In contrast to many restaurant chains, substantially all of our menu items, except those desserts produced at our bakery facilities, are prepared from scratch daily at our restaurants with high-quality, fresh ingredients using innovative and proprietary recipes. One of our competitive strengths is our ability to anticipate customer preferences and adapt our expansive menu to the latest trends. We regularly update our ingredients and cooking methods, as well as create new menu items and new categories of food offerings at our restaurants, such as our SkinnyLicious® menu, “Super” food selections and gluten-free choices, further enhancing the variety, quality and price points offered and keep our menu relevant to our customers. All new menu items are selected based on anticipated sales popularity and profitability. We also regularly introduce new and innovative cheesecakes and other baked desserts. In 2021, we launched the Coconut Cream Pie Cheesecake in conjunction with National Cheesecake Day.

We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We have historically targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. Due to the cost pressures we are currently experiencing, particularly in commodities, in the first quarter of fiscal 2022, we implemented price increases above our historical levels to protect margins. We will continue to consider the cost environment and consumer price sensitivity when evaluating future menu price increases.

Value Proposition. We believe our restaurants are recognized by customers for offering value with a large variety of freshly prepared menu items across a broad array of price points and generous portions at moderate prices. The average check for each customer, including beverages and desserts, was approximately $29.30, $28.90 and $23.50 for fiscal 2021, 2020 and 2019, respectively. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, a higher mix of off-premise sales produces a higher average check as most off-premise orders are for more than one customer. Fiscal 2020 average check reflects the impact of higher off-premise channel mix, as most of our restaurants shifted to an off-premise-only operating model at the beginning of the COVID-19 pandemic and consumer behavior has shifted toward off-premise dining during the pandemic. The increase in average check from fiscal 2020 to fiscal 2021 reflects the impact of menu price increases, partially offset by lower off-premise mix as many customers have returned to on-premise dining.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High-Quality Staff Members. Our mission is to “create an environment where absolute guest satisfaction is our highest priority.” We strive to consistently exceed the expectations of our customers in all aspects of their experiences in our restaurants. One of the most important aspects of delivering a consistent and dependable level of service is having a team of experienced managers who can successfully operate our high-volume, complex restaurants. Our recruitment, selection, training, retention and internal promotion programs are among the most comprehensive in the restaurant industry, helping us to attract and retain qualified staff members who are motivated to consistently provide excellence in restauranteuring and customer hospitality. By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence. (See “Restaurant Operations, Management and Staffing” below.) Our commitment to people-focused programs and creating a great workplace for all of our staff and managers contributed to The Cheesecake Factory being named to Fortune magazine’s list of “100 Best Companies to Work For®” in 2021, for the eighth consecutive year.

High-Quality, High-Profile Restaurant Locations and Flexible Site Layouts. We target restaurant sites in high-quality, high-profile locations with a balanced mix of retail shopping, entertainment, residences, tourism and businesses. We have the flexibility to design our restaurants to accommodate a wide array of urban and suburban site layouts, including multi-level locations. Our restaurants feature large, open dining areas, high ceilings where available, a contemporary kitchen design and a bakery counter that features our desserts while also serving as a strategic location to facilitate our off-premise sales. The layouts are flexible, permitting tables and seats to be easily rearranged to accommodate small and large parties, thus permitting more effective utilization of seating capacity. Interior and exterior patio seating, either or both of which are available at approximately 95% of our restaurants, allow for additional customer capacity at a comparatively low occupancy cost per seat. During the COVID-19 pandemic, we have also been able to access additional space to augment our outdoor seating capacity in some locations where indoor dining spaces were restricted. Exterior patio seating is generally available as weather permits. (See “New Restaurant Site Selection and Development” below.)

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

New Restaurant Site Selection and Development

The Cheesecake Factory concept has demonstrated success in a variety of layouts (e.g., single or multi-level and varying interior square feet), site locations (e.g., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes, entertainment centers and urban street locations — either freestanding or in-line) and trade areas. Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high-quality, high-profile locations that meet our rigorous site standards. In accordance with our broader capital allocation strategy, we plan to open as many locations in any given year as there are sites available that meet our site selection criteria and for which we can obtain goods, materials and adequate staffing. It is difficult for us to precisely predict the timing of our new restaurant openings due to many factors that are outside of our control, including the effects of the COVID-19 pandemic. (See Item 1A — Risk Factors — “Our inability to secure an adequate number of high-quality sites for future restaurant openings could adversely affect our ability to grow our business.”) We have the flexibility in our restaurant designs to penetrate a wide variety of markets across varying population densities in both existing and new markets. We continue to target approximately 300 Company-owned and operated The Cheesecake Factory restaurants domestically over time.

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

The relatively high sales productivity of our restaurants provides opportunities to obtain competitive leasing terms from landlords. Due to the flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development time frames vary. The development and opening process usually ranges from six to eighteen months, depending largely on the type and availability of the leased space we intend to occupy, as well as our ability to obtain goods, materials and adequate staffing, and can be subject to delays either due to factors outside of our control or to our selective timing of restaurant openings.

Unit Economics

The operation of high-quality restaurants in premier locations fitting our criteria contributes to the continuing customer appeal of The Cheesecake Factory. This popularity is reflected in our average sales per restaurant and per square foot, which are among the highest of any publicly-held restaurant company.

Average sales per location for The Cheesecake Factory restaurants open for the full year were approximately $11.1 million, $7.8 million and $10.7 million for fiscal 2021, 2020 and 2019, respectively. Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot. Average sales per productive square foot (defined as all interior square footage plus seasonally adjusted exterior patio square footage) for restaurants open for the full year were approximately $1,019, $716 and $986 for fiscal 2021, 2020 and 2019, respectively. Fiscal 2021 and 2020 average sales per location and average sales per productive square foot reflect the impact of the COVID-19 pandemic on our business. Fiscal 2021 and 2020 average sales per productive square foot adjusted for interior capacity restrictions related to the COVID-19 pandemic was $1,192 and $1,127. Fluctuations in both average sales per location and average sales per productive square foot generally track with comparable restaurant sales trends. (See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion on comparable restaurant sales.)

We currently lease all of our restaurant locations and utilize capital for leasehold improvements and furnishings, fixtures and equipment (“FF&E”) to build out our restaurant premises. Our distinctive design and decor require a higher investment per square foot than is typical for the casual dining industry. However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors. Total construction costs to build our restaurant premises average approximately $1,000 per interior square foot. However, these costs vary depending on a number of factors, including geography, the complexity of our build-out, site characteristics, governmental fees and permits, labor and material conditions in the local market, weather and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements.

In selecting sites for our restaurants, an important objective is to earn an appropriate return on investment. We measure returns using a cash-on-cash return on investment calculated by dividing restaurant-level profit (earnings before interest, taxes, depreciation and amortization and preopening costs) by our cash investment.

Our new restaurants typically open with initial sales volumes well in excess of their future run-rate levels. This initial “honeymoon” effect usually results from grand opening publicity and other customer awareness activities that generate higher than usual customer traffic, particularly in new markets. During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their post-opening run-rate level. Additionally, our new restaurants usually require a period of time after reaching normal traffic levels to achieve their targeted restaurant-level margins due to cost of sales and labor inefficiencies commonly associated with new, highly complex restaurants such as ours.

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

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high-quality, experienced restaurant-level management and other operational personnel. Each restaurant is generally staffed with one General Manager (“GM”), one Executive Kitchen Manager (“EKM”), and an average of six to ten additional kitchen and front-of-the-house managers and approximately 160 hourly staff members, both depending on the size and sales volume of each restaurant. Our GMs and EKMs possess an average of more than ten years of experience with the Company. This tenure and knowledge drives our high productivity and contributes to our ability to deliver an exceptional customer experience. When the closure of our dining rooms in March 2020 due to the COVID-19 pandemic necessitated the furloughing of most of our hourly staff members, we made the decision to retain our restaurant management teams which we believe enabled us to adapt quickly to a mandated off-premise only operating model and reopen indoor dining rooms safely when allowed. All newly-recruited restaurant managers complete an extensive training program during which they receive both classroom and on-the-job instruction in areas such as food quality and safety, customer service, financial management, staff relations and safely serving alcohol. Managers continue their development by participating in and completing a variety of training and development activities to assess and further develop their skills and knowledge necessary for upward progression through our management levels. Our GMs regularly meet to receive hands-on training, share best practices and celebrate Company successes, all of which help to foster the unique culture of our brand.

Each restaurant GM reports to an Area Director of Operations (“ADO”) who supervises the operations of six to eight restaurants within a geographic area. In turn, each ADO reports to one of four Regional Vice Presidents of Restaurant Operations. Our EKMs report to their GMs but are also supervised by an Area Kitchen Operations Manager responsible for between eight and ten restaurants. Our restaurant field supervision organization also includes our Senior Vice President of Restaurant Operations, Senior Vice President of Kitchen Operations, an operations services team and our performance development department who are collectively responsible for day-to-day operations, managing new restaurant openings and training for all operational managers and staff.

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

Expansion of Licensed Locations

We currently have licensing agreements with three restaurant operators to develop and operate The Cheesecake Factory® brand restaurants in selected international markets. Our licensees invest their capital to build and operate the restaurants, and we receive initial development fees, site and design fees and ongoing royalties based on our licensees’ restaurant sales. In addition, these licensees purchase bakery products branded under The Cheesecake Factory® mark from us. Assuming the operating environment continues to normalize from the COVID-19 pandemic and assuming full capacity conditions are ultimately permitted in each jurisdiction, we project each international licensed location to contribute on average approximately $0.01 in annual earnings per share (“EPS”), on average, once the location has been in operation for a full year. As of February 22, 2022, our international licensees operated the following The Cheesecake Factory restaurants:

Licensee Location	Restaurant Location	# of Restaurants
Kuwait (1)	Bahrain	1
	Kingdom of Saudi Arabia	4
	Kuwait	3
	Qatar	3
	United Arab Emirates	6
Mexico (2)	Mexico	6
Hong Kong (3)	Beijing	1
	Hong Kong	1
	Macau	1
	Shanghai	3
Total		29
(1)	This licensee, or its affiliates, also has the right to develop restaurants in Egypt, with the opportunity to expand the agreement to include Algeria, Hungary, Iraq, Libya, Morocco, Poland, Russia, Slovakia, The Czech Republic, Tunisia, Turkey and Ukraine.
(2)	This licensee, or its affiliates, also has the right to develop restaurants in Chile, with the opportunity to expand the agreement to include Argentina, Brazil, Colombia and Peru.
(3)	This licensee, or its affiliates, also has the right to develop restaurants in Taiwan, with the opportunity to expand the agreement to include Japan, South Korea, Malaysia, Singapore and Thailand.

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

Consumer Packaged Goods

Given the strong affinity for The Cheesecake Factory® brand, we leverage opportunities in the consumer packaged goods channel by partnering with third-party manufacturers to offer a variety of products marketed under The Cheesecake Factory At Home® mark, including our Famous “Brown Bread,” refrigerated puddings and ice cream available in select retail stores nationwide. We continue to evaluate other synergistic, on-brand licensing opportunities to add incremental revenue streams to our business.

North Italia and Fox Restaurant Concepts

On October 2, 2019, we completed the acquisition of North Italia and the remaining business of Fox Restaurant Concepts, including Flower Child and all other FRC brands, which we expect will accelerate and diversify our revenue growth. North Italia and the FRC concepts are highly-differentiated and deliver unique customer experiences. With our aligned cultures and philosophies, we believe these transactions are consistent with our long-term strategy of being a leader in experiential dining and provide a significant accretive unit growth opportunity. In addition, we are pursuing a number of synergistic opportunities with our core infrastructure, including payroll and purchasing services.

North Italia is a modern interpretation of Italian cooking in the upscale casual dining segment. Dishes are handmade from scratch daily. The menu features appetizers, salads, fresh pastas, pizzas and entrees. Examples of menu offerings include White Truffle Garlic Bread, Tuscan Kale Salad, Bolognese, Burrata Anolini, Margherita Pizza, Tuscan Half Chicken, Chicken Parmesan and Braised Short Rib. North Italia offers an assortment of wines, beers and house-made cocktails. Alcoholic beverage sales represented 25% of North Italia sales for fiscal 2021 compared to 24% for fiscal 2020. Our North Italia restaurants are generally open seven days a week for lunch, dinner and weekend brunch. Currently, we operate 29 North Italia restaurants.

With Italian cuisine the number one ethnic food category in the United States, coupled with strong national reception of the North Italia concept to-date, we believe there is potential for 200 domestic locations over time, which supports our plan for approximately 20% average annual unit growth. We target an average unit size of 6,000 to 7,000 square feet and average sales per mature location of approximately $7.2 million, or approximately $1,200 per productive square foot. We have implemented a number of integrative initiatives with North Italia, including operations leadership, real estate development and marketing.

FRC operates as an independent subsidiary in Phoenix, Arizona. Its concepts are diverse in industry segment, occasions, square footage and geography. FRC’s largest concept, Flower Child, operates in the fast casual dining segment, offering a customizable menu, made fresh from scratch, featuring locally-sourced, all-natural and organic ingredients. Flower Child is a potential opportunity for us to diversify our portfolio in a strong and growing niche. Other FRC potential growth concepts include Culinary Dropout and Blanco, which together with the other FRC brands, serve as an ecosystem for talent, menu and design development. Currently, we operate 28 and 31 Flower Child and other FRC locations, respectively.

We target approximately 15% to 20% average annual unit growth for the aggregate FRC portfolio, driven primarily by the anticipated growth of the Flower Child concept, complemented by additional market tests of the potential growth concepts. Unit sizes range from approximately 3,500 to 15,000 square feet. The FRC restaurants target sales of approximately $1,000 per productive square foot, on average.

Bakery Operations

We own and operate two bakery production facilities, one in Calabasas Hills, California, and one in Rocky Mount, North Carolina. Our facility in California accommodates both production operations and corporate support personnel, while our facility in North Carolina houses production operations and a distribution center.

We produce approximately 60 varieties of proprietary cheesecakes and other baked desserts using high-quality ingredients for The Cheesecake Factory and Grand Lux Cafe restaurants and for international licensees and third-party customers. Some of our most popular cheesecakes include the Original Cheesecake, Ultimate Red Velvet Cake CheesecakeTM, Godiva® Chocolate Cheesecake, Oreo® Dream Extreme Cheesecake and Coconut Cream Pie Cheesecake. Other popular baked desserts include Chocolate Tower Truffle CakeTM, Carrot Cake and Black-Out Cake.

The primary role of our bakery operations is to produce innovative, high-quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees. Integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party.

We also leverage The Cheesecake Factory brand identity and utilize our bakery production capacity by selling cheesecakes and other baked products to external foodservice operators, retailers and distributors. Current large-account customers include retail and supermarkets, foodservice distributors and operators, a national retail bookstore, other restaurants and national warehouse clubs. Additionally, we currently sell a selection of our cakes online and in catalogs domestically through an agreement with an upscale retailer. Items produced for outside accounts are marketed under The Cheesecake Factory At Home® and The Cheesecake Factory Bakery® marks, as well as private labels.

We sell baked goods internationally in approximately 30 countries under The Cheesecake Factory At Home® mark. Offering our cheesecakes and other baked desserts internationally is important to our branding, creating awareness and driving demand, not only for bakery products but for the international expansion of our restaurants.

Other Concepts

We also operate Grand Lux Cafe and Social Monk Asian Kitchen. At present, we have no plans to open additional locations of these concepts.

Grand Lux Cafe

Grand Lux Cafe is an upscale casual dining concept that offers globally-inspired cuisine with an ambiance of modern sophistication. Using fresh ingredients, the menu offers classic American dishes and international favorites, including appetizers, pasta, seafood, steaks, chicken, burgers, salads, specialty items and desserts. Examples of menu offerings include our Cedar Planked B.B.Q Salmon, Buffalo Chicken Rolls and Shrimp Scampi. Each Grand Lux Cafe features an on-site bakery which produces a selection of signature desserts, and a full-service bar. Currently, we operate nine Grand Lux Cafe locations, having closed two locations subsequent to the end of fiscal 2021.

Social Monk Asian Kitchen

Social Monk Asian Kitchen is a fast casual Asian concept with a modern urban feel. The menu features the cuisines of Thailand, Vietnam, Malaysia, Singapore, China, Indonesia and India in made-to-order starters, salads, soups, sandwiches, rice and noodle bowls, classic entrees, vegetables and sides and house-made frozen custard. The restaurant also offers beer and wine. Examples of menu offerings include Crisp Vegetable Spring Rolls, Asian Chicken Salad, Thai Basil Cashew Chicken, Shaking Beef and Dan Dan Noodles. Currently, we operate one Social Monk Asian Kitchen location.

Human Capital

At the heart of our culture is the belief that our people are our most important resource. We depend on our staff members to successfully execute all aspects of our day-to-day operations that differentiate our concepts. Our ability to attract highly-motivated staff members and retain an engaged, experienced team is key to successful execution of our strategy. While we continue to operate in a competitive labor environment, we believe our people practices contribute significantly to our ability to attract talent and to The Cheesecake Factory restaurants’ industry-leading retention rates, which are consistently in or near the top tenth percentile of the upscale casual dining industry with respect to both restaurant management and hourly staff. (See Item 1A — Risk Factors — Risks Related to the Restaurant Industry — “If we are unable to successfully recruit and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance.”)

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

Diversity, Equity, Inclusion and Belonging

We strive to offer an atmosphere of inclusion and belonging for all. We believe the cultural alignment we cultivate around respect and inclusion builds trust and promotes teamwork to achieve our common goals. Furthermore, when our people feel valued and respected for their worth as individuals, they are better able to maximize their potential at work and more likely to share their perspectives, opinions and ideas, which contributes to our ability to innovate. Our Diversity, Inclusion and Belonging Steering Committee is responsible for establishing strategy, goals and accountability around this important area of focus. In 2021, key activities included conducting an assessment of our diversity and inclusion efforts and providing in-depth diversity, inclusion and bias training to our above-restaurant operational leadership.

We are committed to providing equal opportunities and seek to ensure there is equity in hiring, development and advancement. We sponsor developmental support groups, such as The Cheesecake Factory Women’s Network Group, with the goal of advancing women into senior-level positions. Our Female Kitchen Leader’s Program pairs new female managers with an advisor to provide extra support with navigating kitchen environments, which tend to be predominantly male. The Leaders of Color Program provides networking and development opportunities for managers from diverse racial or ethnic groups. As of December 28, 2021, approximately 47% of our staff members were women and approximately 67% of our staff members were racially or ethnically diverse. We annually conduct pay studies among our restaurant management and corporate teams to help ensure that we are paying fairly and equitably. In addition, we review pay parity for hourly staff on an annual basis.

Development and Training

We invest significant resources to ensure our people receive, what we believe is industry-leading training in order to maximize their potential. Our hourly staff members and managers receive a considerable amount of training through a combination of in-person learning and development and online coursework. In addition to company-provided job training, we encourage the pursuit of educational opportunities at The Cheesecake Factory, North Italia and Grand Lux Cafe restaurants through our tuition reimbursement and free high school equivalency and associate degree programs. We also strive to provide our staff with career advancement opportunities, and our internal management promotion rate for fiscal 2021 was 53%.

Benefits and Wellness

We believe access to healthcare is a compelling benefit for many staff members, and we offer healthcare benefits to our hourly staff members who work a minimum of 25 hours per week, on average. We provide a robust suite of benefits and wellness offerings, including free mental health resources, free tutoring to support our staff and managers, and access to chronic disease care management, a maternal health program, financial wellness resources and adoption assistance. All staff have paid sick time available to them starting at hire and are eligible to earn vacation time.

Employee Engagement

As of December 28, 2021, we employed approximately 45,800 people, with approximately 44,500 in our restaurants and the remainder in our corporate support center, FRC headquarters and bakery operations. We believe that engaging our workforce is a key factor in our business success and in turn, have developed programs to promote enthusiasm and commitment, while providing a sense of belonging. We measure our performance in this area through an annual engagement survey and pulse surveys throughout the year. These surveys give staff company-wide the opportunity to share honest feedback about their work experience. Based on survey results, leaders across the Company are tasked with responsibility for creating action plans to address and respond to staff feedback. Listening to our staff members is an essential part of building an engaged workforce, and we provide additional avenues for staff to share their ideas and concerns, including our internal crowdsourcing innovation website and our Careline, which staff can use to confidentially express their concerns. We believe our efforts in developing and engaging our workforce and creating a great workplace for all of our staff members are important, and in 2021, we were recognized by Fortune and Great Place to Work® as one of the 100 Best Companies to Work For for an eighth consecutive year. Our staff members are not covered by any collective bargaining agreements, and we consider our staff member relations to be good.

Giving Back

Another key aspect of our culture is giving back to the communities where our staff live and work, as well as uniting our staff members around charitable causes personal to them. We provide donations to Feeding America and participate in their annual campaign as an opportunity to engage our teams in a culturally-aligning company-wide service program. We have similarly promoted our teams’ participation in community volunteer events, and through our gift card program, we contribute to local fundraising events for community non-profit organizations. Additionally, we partner with the California Community Foundation to provide a method for our staff members to assist other staff members in need through our The Cheesecake Factory “HELP” fund.

We also participate in a nationwide food donation program which redirects surplus food away from landfills to local food banks and non-profit organizations, and believe our sustainability programs and initiatives like restaurant-based composting and recycling and replacing our off-premise packaging with materials that reduce the use of plastics and improve recyclability serve to foster pride in our staff.

Actions Related to the COVID-19 Pandemic

Our management of human capital related to the COVID-19 pandemic during fiscal 2021 included the following:

●	Safety – Continued our compliance with state and local government regulations and health recommendations in an effort to keep our teams and customers safe, including providing personal protective equipment and adhering to local vaccination requirements.
●	Benefits – Further expanded our paid time off program so that hourly staff and managers could take time off from work to care for their health, including paid time off to receive COVID-19 vaccines.
●	Support programs – Provided a complimentary daily meal and continuation of insurance benefits to provide support to staff members impacted by closures of dining rooms.
●	Management – Guaranteed approximately 95% of our restaurant management teams’ annual bonus opportunity.

Corporate Social Responsibility

For us, the term “Corporate Social Responsibility” or “CSR” informs how we operate in relation to our people and communities, natural environment and our supply chain. We evaluate our business and how we operate our corporate-owned restaurants in an effort to identify, create and implement meaningful and sustained change. During fiscal 2021, in an effort to emphasize the importance of and to align with management, our Board amended our Corporate Governance and Nominating Committee charter to provide for review of the Company’s sustainability and CSR policies. For more information, please review our CSR report on the Corporate Social Responsibility page on our website at www.thecheesecakefactory.com. The contents of the CSR report and our website are not incorporated by reference into this Form 10-K.

Purchasing and Distribution

We strive to obtain quality menu ingredients, bakery raw materials, supplies and services for our operations from reliable sources at competitive prices and consistent with our sustainability goals. We research and evaluate various ingredients and products in an effort to maintain high quality, be responsive to changing consumer tastes and manage costs.

In order to maximize purchasing efficiencies and to obtain the freshest ingredients that meet our required quality and consistency standards, each restaurant’s management determines the quantities of food and supplies needed for their location and orders the items from qualified local, regional, national and international suppliers based upon specifications determined and terms negotiated at a corporate level. We strive to maintain restaurant-level inventories at a minimum dollar level in relation to sales due to the relatively rapid turnover of the perishable produce, poultry, meat, fish and dairy commodities we use in our operations, coupled with the limited storage space at our restaurants. Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most items multiple times per week to our restaurants. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic, and we expect these shortages and delays to continue in fiscal 2022.

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of these commodities can be subject to market volatility driven by supply and demand factors outside of our control, including the relative availability of labor and distribution, weather, natural disasters, inventory levels, and political and economic conditions. Climate change may further exacerbate a number of these factors. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. As a result of recent supply shortages that have affected the restaurant industry and broader economy, we have needed to purchase a greater portion of certain products in the spot market at a significantly higher cost than our historical contracted rates. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2022, these efforts may not be successful or yield our intended benefits.

We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing price risk and variability associated with such commodities. As of the end of fiscal 2021, we had no hedging contracts in place. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

Information Technology

Unless otherwise noted, this section titled “Information Technology” relates to The Cheesecake Factory, North Italia, Grand Lux Cafe and Social Monk Asian Kitchen restaurants. We are in the process of implementing similar solutions for the FRC brands other than North Italia where warranted based on our assessments. Our technology-enabled business solutions are designed to provide effective financial controls, cost management, improved efficiencies and enhanced customer experience. Our business intelligence solution and data warehouse architecture provide corporate and restaurant management with information and insights into key operational metrics and performance indicators. This framework delivers enterprise reporting, dashboards and analytics, and allows access to metrics such as quote and wait time accuracy, staff member retention trends, and restaurant quality and service analyses.

Our restaurant point of sale and back-office systems provide information regarding daily sales, cash receipts, inventory, food and beverage costs, labor costs and other controllable operating expenses. Our restaurants offer online ordering for to-go sales, and the point of sale system is integrated with our delivery provider to drive efficiencies in the restaurants and enhance the customer delivery experience. We utilize a customer satisfaction measurement platform that leverages the “Net Promoter Score” methodology. The data and analytics provided by this software provide us with actionable insights to better understand what customer experience opportunities should be addressed, while reinforcing positive staff behaviors. To enable a safer and improved customer experience in response to the COVID-19 pandemic, we offer QR code menu and touchless payment options.

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

Marketing and Advertising

The Cheesecake Factory

We rely on our reputation, as well as our high-profile locations, media exposure and positive “word of mouth,” to maintain and grow market share. Historically, we have not used significant paid national advertising through television, radio or print, nor significant discounting for on-premise dining occasions. We utilize a social media and digital marketing strategy that allows us to engage regularly with our customers outside of our restaurants, including communication and paid advertising on Facebook®, Instagram®, YouTube®, Twitter®, Snapchat®, Pinterest®, TikTok® and other social media platforms, influencer marketing, Google search advertising and direct email to customers. We are in the process of updating our website and implementing a guest rewards program. (See Item 1A — Risk Factors — “Any inability to effectively use and manage social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance.”)

Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television in connection with a variety of promotional opportunities, such as National Cheesecake Day, to perform cooking demonstrations and other brand-building exposure. We generated approximately 27 billion media impressions in fiscal 2021 at minimal cost to us. To raise awareness in the off-premise channel, we execute marketing campaigns with our third-party delivery provider and through our online ordering platform. In addition, we work with several premiere third-party gift card distributors, contributing to our brand awareness and gift card sales, as well as our consumer packaged goods licensees on co-branded marketing campaigns.

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

Seasonality and Quarterly Results

While seasonal fluctuations generally do not have a material impact on our quarterly results, year-over-year comparisons can be significantly impacted by the number and timing of new restaurant openings and associated preopening costs, the timing of holidays, the impact from inclement weather, the additional week in a 53-week fiscal year and other variations in revenues and expenses, including the impact of the COVID-19 pandemic and results of the Acquisition. Because of these and other factors, our financial results for any quarter or fiscal year are not necessarily indicative of the results that may be achieved for the full fiscal year or subsequent fiscal years.

Food Safety and Quality Assurance

Our food safety processes and systems are designed to mitigate the risk of contamination and illness and to ensure compliance with regulatory requirements as well as industry standards. We continuously seek to improve our food safety and sanitation policies and procedures. Our work and management processes are verified by routine restaurant management reviews, third-party health inspection/food safety audits and regulatory agency inspections, and we utilize a nutritional database consistent with the Food and Drug Administration’s recently-enacted rule regarding food and nutritional labeling of restaurant menu items. In addition, our bakery facilities are Safe Quality Food certified in alignment with the Global Food Safety Initiative’s Global Markets Program.

In selecting suppliers, we look for key performance indicators relating to sanitation, operations and facility management, good manufacturing and agricultural practices, product protection, government inspections and compliance, compliance with the Food Safety Modernization Act, recovery and food security. We have annual food safety and quality system audits for certain suppliers, while others are audited every other year or as needed. Our restaurants and bakery facilities also follow regulatory guidelines required for conducting and managing ingredient and product traceability. We utilize a web-based notification and tracking solution to efficiently contact our restaurants and monitor our progress in the event of a product withdrawal or recall. (See Item 1A — Risk Factors — “The impact of and our failure to effectively respond to pandemics, epidemics, endemics and other public health emergencies, or food safety and food-borne illness could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation, which could materially adversely affect our financial performance.”)

Government Laws and Regulations

Our Company is subject to numerous federal, state, local and foreign laws and regulations. Each of our restaurants is subject to various laws and regulations, including license and permit requirements, that regulate many aspects of our business, including, among other things, alcoholic beverage control, health, sanitation, labor, immigration, zoning and public safety. We are also subject to various environmental regulations governing areas such as water usage, sanitation disposal and transportation mitigation.

Our international business exposes us to additional laws and regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, privacy laws, the USA Patriot Act and the Foreign Corrupt Practices Act.

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

In order to serve alcoholic beverages in our restaurants or off-premise where permitted, we must comply with alcoholic beverage control regulations which require us to apply to a state or other governmental alcoholic beverage control authority for licenses and permits. In addition, we are subject to dram shop statutes in most of the jurisdictions in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Dram shop litigation may result in significant judgments, including punitive damages. We try to mitigate this risk by carrying liquor liability insurance coverage.

Various federal, state, local and foreign laws and regulations govern our operations as they relate to our staff members, including such matters as minimum wages, breaks, scheduling, exempt classifications, equal pay, overtime, tip credits, fringe benefits, leaves, safety, working conditions, provision of health insurance, the COVID-19 pandemic and citizenship or work authorization requirements. In California, we are subject to the Private Attorneys General Act (“PAGA”) which authorizes employees to file lawsuits to recover civil penalties on behalf of themselves, other employees and the State of California for labor code violations. We must also comply with local, state and federal laws and regulations protecting the right to equal employment opportunities and prohibiting discrimination and harassment in the workplace. We regularly review and update our training and awareness programs addressing these concerns. We are also subject to the regulations of the Department of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Immigration and Customs Enforcement.

Our facilities must comply with applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal, state and foreign laws and regulations which prohibit discrimination on the basis of disability with respect to public accommodations and employment. We take steps to ensure our places of public accommodation and our website comply with the requirements of the ADA and related state and local laws and regulations. We also make reasonable accommodations for the employment of disabled persons as required by applicable laws and regulations.

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

We are subject to laws and regulations relating to information security, privacy, cashless payments and consumer credit, protection and fraud. We make efforts to comply with an increasing number of data privacy laws, regulations and industry standards regarding the protection of personally identifiable information and protected health information.

(See Item 1A — Risk Factors — “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”)

Trade Names, Trademarks and Other Intellectual Property

We own and have applied to register trade names, logos, service marks, trademarks and copyrights and other intellectual property (collectively, “Intellectual Property”) in the United States, Canada and in additional countries throughout the world in various categories, including without limitation, restaurant services and bakery goods. We regard our Intellectual Property, including without limitation “The Cheesecake Factory,” “North Italia,” and a collection with the Fox Restaurant Concepts subsidiary, as well as our trade dress, as having substantial value and as being important to our marketing efforts. Our policy is to pursue registration of our important Intellectual Property whenever commercially feasible and to vigorously oppose infringements of our Intellectual Property. The duration of Intellectual Property registrations varies from country to country, and we have not registered all of our trademarks in every country in which we now or in the future may do business. However, registrations of Intellectual Property are generally valid and may be renewed indefinitely as long as they are in use and/or their registrations are properly maintained. We have also registered various internet domain names, including, without limitation, “www.thecheesecakefactory.com,” “www.northitalia.com,” and “www.foxrc.com,” as well as derivations of these and other domain names to include international country codes. (See Item 1A — Risk Factors — “Our failure to adequately protect our intellectual property could materially adversely affect our financial performance.”)

Executive Officers of the Registrant

David Overton, age 75, serves as our Chairman of the Board and Chief Executive Officer. Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton. He is also a founding member and director of our Foundation.

David M. Gordon, age 57, was appointed President of the Company in February 2013. Mr. Gordon joined our Company in 1993 as a Manager and held operational positions, including General Manager, Area Director of Operations, Regional Vice President and Chief Operating Officer prior to his appointment as President. He is also a director of our Foundation.

Matthew E. Clark, age 52, was appointed Executive Vice President and Chief Financial Officer in 2017. Mr. Clark joined our Company in 2006 as Vice President of Strategic Planning and most recently oversaw the strategy, financial planning, treasury and risk management functions as Senior Vice President, Finance and Strategy. Earlier in his career, Mr. Clark held a number of finance positions of increasing responsibility at Groupe Danone, Kinko’s and The Walt Disney Company. He is also an advisory director of our Foundation.

Keith T. Carango, age 60, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary. Mr. Carango joined our bakery operations in 1996 to lead manufacturing and provide continuous improvement to the bakery operation. In his most recent role of Senior Vice President and Chief Operating Officer, he oversaw strategic planning, supply chain, manufacturing, distribution, human resources, quality assurance and finance. Prior to joining the Company, he held manufacturing and finance roles at Frito-Lay, Inc. and Prince Foods.

Scarlett May, age 55, serves as our Executive Vice President, General Counsel and Secretary. Ms. May joined our Company in 2018, from Brinker International, Inc., where she served as Senior Vice President, General Counsel and Secretary from 2014 to 2018. Prior to that, she was Senior Vice President, Chief Legal Officer and Secretary for Ruby Tuesday, Inc. following her earlier career in private practice.

ITEM 1A.          RISK FACTORS

An investment in our common stock involves risks and uncertainties. In addition to the information contained elsewhere in this Annual Report on Form 10-K and other filings that we make with the SEC, you should carefully read and consider the risks described below before making an investment decision. The occurrence of any of the following risks could materially harm our business, operating results, earnings per share, financial position, cash flows and/or the trading price of our common stock (individually and collectively referred to as our “financial performance.”) In addition, our actual financial performance could vary materially from any results expressed or implied by forward-looking statements contained in this report, in any of our other filings with the SEC and other communications by us, both written and oral, depending on a variety of factors, including the risks and uncertainties described below. It is not possible for us to predict all possible risk factors or the impact these factors could have on us or the extent to which any one factor, or combination of factors, may materially adversely affect our financial performance. The risk factors set forth below are not guarantees that no such conditions exist as of the date of this report and should not be interpreted as an affirmative statement that such risks or conditions have not materialized, in whole or in part.

Risks Related to the COVID-19 Pandemic

The outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic have significantly disrupted and will continue to disrupt our business, which has and could continue to materially adversely affect our financial condition and operating results for an extended period of time.

We are subject to continued risks and uncertainties as a result of, the outbreak of, and local, state and federal governmental responses to, the COVID-19 pandemic, which was declared a National Public Health Emergency in March 2020. We experienced significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of a number of restaurants across our portfolio, while the remaining locations shifted to an off-premise only operating model on an interim basis. In the second quarter of fiscal 2020, certain jurisdictions began allowing the reopening of restaurant dining rooms, and we began to reopen dining rooms across our concepts. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, currently nearly all of our restaurants are operating with no indoor dining capacity restrictions. We cannot predict how long the COVID-19 pandemic will last, whether vaccines will be effective at eliminating or slowing the spread of the virus or variants, whether the pandemic will worsen in regions in which we do business, the scope of additional restrictions that may be enacted, to what extent we can maintain sales volumes during or following any mandated social distancing protocols or vaccination or mask mandates and what long-lasting effects the COVID-19 pandemic may have on the restaurant industry as a whole. The degree to which the COVID-19 pandemic continues to impact our operating results and financial performance will depend on the ongoing effects of the pandemic on consumer spending behavior and our ability to adequately staff our restaurants, and the extent to which the pandemic contributes to disruptions in the supply chain and labor cost inflation.

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

To further manage our liquidity position in response to the COVID-19 pandemic and considering governmental occupancy restrictions limiting our ability to access and use our leased restaurants, during fiscal 2020 we engaged our landlords in discussions to obtain rent relief. As a result, we entered into a number of lease amendments providing relief in the form of deferred and/or abated rent. If occupancy restrictions related to the COVID-19 pandemic become more prevalent or more restrictive in connection with any reemergence or worsening of outbreaks, we may again seek to engage our landlords in discussions seeking additional rent relief. If these discussions are not successful, we may incur considerable rental expenses without sufficient offsetting operating income. We also may choose to cease operations at certain restaurants where profitability is particularly impacted by challenges related to the COVID-19 pandemic or other factors. Should we do so, we will incur significant costs associated with lease terminations and our winding down of operations at the affected restaurant(s).

The COVID-19 pandemic may also have the effect of heightening other risks discussed in this section, including the following:

●	“The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance”
●	“Our inability to grow comparable restaurant sales could materially adversely affect our financial performance”

●	“If we are unable to protect our reputation, the value of our brands and sales at our restaurants may be negatively impacted, which could materially adversely affect our financial performance”
●	“Over the past several years we have experienced and continue to experience significant labor cost inflation. If we are unable to offset higher labor costs, our cost of doing business will significantly increase, which could materially adversely impact our financial performance”
●	“The impacts of and our failure to effectively respond to pandemics, epidemics, endemics and other public health emergencies, or food safety and food-borne illness could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation, which could materially adversely affect our financial performance”
●	“Labor organizing could harm our operations and competitive position in the restaurant industry, which could materially adversely affect our financial performance”
●	“Adverse weather conditions, natural disasters and public health emergencies could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance”
●	“Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance”
●	“If we are unable to staff and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues, which could materially adversely affect our financial performance”
●	“Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, any of which could materially adversely affect our financial performance”
●	“Our stock price could be adversely affected if we continue to be unable to pay dividends or, if paid, if we are unable to increase dividends”

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

We compete directly and indirectly for customer traffic with national and regional casual dining restaurant chains, as well as independently-owned restaurants. In addition, we face competition for customer traffic from fast casual and quick-service restaurants, home delivery services, mobile food service, convenience stores, grocery stores and meal kits that are increasing the quality and variety of their food products in response to customer demand. We believe that many consumers remain focused on value and if our competitors, many of whom have significantly greater resources to market aggressively to customers, promote and deliver a higher degree of perceived value, our customer traffic could suffer.

We utilize menu price increases to help offset inflation of key operating costs. However, our menu price increases may not entirely offset increased costs and, if not accepted by customers, menu price increases could result in reduced customer traffic. These risks may become more pronounced as supply shortages and wage inflation increase our costs and may result in our need to implement pricing actions above our historical norms. For instance, due to the cost pressures we are currently experiencing, particularly in commodities, in the first quarter of fiscal 2022, we implemented price increases above our historical levels to protect margins. (See Item 1A - Risk Factors – “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance”).

Our menu mix could be materially adversely affected if our customers purchase fewer menu items or lower cost menu items to reduce their spend. Unfavorable menu mix shifts could reduce average check amount, negatively impacting our ability to grow comparable restaurant sales.

In recent years we have generated a higher mix of sales from off-premise channels as a consumer preference for convenience has increased. This shift of sales to off-premise channels increased significantly while COVID-19 related occupancy restrictions and dining room closures limited our on-premise operations. Sales through the off-premise channel declined in fiscal 2021 as compared to fiscal 2020 as many customers have returned to on-premise dining, whereas consumer behavior had shifted towards the off-premise channel during the prior year due to the pandemic. However, off-premise sales mix remains higher than pre-pandemic levels. We may be unable to sustain current off-premise sales volumes. Growing competition in off-premise channels and any reduction in our ability to differentiate our concepts in these channels could negatively impact our comparable restaurant sales performance.

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

Negative publicity directed at any of our brands, regardless of factual basis, such as relating to the quality of our restaurant food or consumer packaged goods, the quality of our restaurant facilities, outbreaks of COVID-19 infections at our restaurants, customer complaints or litigation alleging injury or food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, the condition of our restaurants, labor relations, any failure to comply with applicable regulations or standards, allegations of harassment or disparate treatment based upon race, gender, national origin, religion or other class, allegations of sexual harassment, politically motivated accusations or other negative publicity, could damage our reputation. Any failure of our third-party delivery provider to represent our brands in a favorable manner could damage our reputation. These concerns are exacerbated by the speed with which negative information can be disseminated through social media. (See Item 1A — Risk Factors — “Any inability to effectively use and manage social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance”). Negative publicity about us could harm our reputation and damage the value of our brands, which could materially adversely affect our financial performance.

Over the past several years we have experienced and continue to experience significant labor cost inflation. If we are unable to offset higher labor costs, our cost of doing business will significantly increase, which could materially adversely impact our financial performance.

Low unemployment coupled with increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs, restrictions on legal immigration and a diminishing pool of potential staff members, which has been exacerbated by the COVID-19 pandemic and potential staff members choosing to exit the workforce, in general and hospitality industry, in particular, especially in certain localities, could significantly increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance.

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

Our labor expenses include significant costs related to our self-insured health, pharmacy and dental benefit plans as well as costs to provide COVID-19 testing to our staff members. Health care costs continue to rise and are especially difficult to project given that material increases in costs associated with medical claims, or an increase in the severity or frequency of such claims, may cause health care costs to vary substantially from quarter-to-quarter and year-over-year. Any significant changes to the healthcare insurance system could also impact our health care costs. Material increases in health care costs could materially adversely affect our financial performance.

While we try to offset labor cost increases through price increases, more efficient purchasing practices, productivity improvements, greater economies of scale and by offering a variety of health plans to our staff members, including lower cost high deductible health plans, there can be no assurance that these efforts will be successful. If we are unable to effectively anticipate and respond to increased labor costs, our financial performance could be materially adversely affected.

The impacts of and our failure to effectively respond to pandemics, epidemics, endemics and other public health emergencies, or food safety and food-borne illness could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation, which could materially adversely affect our financial performance.

The COVID-19 pandemic significantly disrupted our business and may continue to do so for the foreseeable future. While we have taken and are continuing to take a variety of actions to maintain and grow our business during the COVID-19 pandemic, these efforts may not be successful or yield our intended results. The impacts of and our failure to effectively respond to future pandemics, epidemics, endemics and other public health emergencies may also significantly disrupt our business.

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

The demand for and availability and price of certain food items may be adversely impacted if a pathogen, such as coronavirus, Ebola, “mad cow disease,” “SARS,” “swine flu,” avian influenza, norovirus or other virus or bacteria, such as salmonella or E.coli, or if parasites or other toxins infect or are believed to have infected the food supply, including the food supply chain for our restaurants or bakery facilities. Additionally, customers may avoid our restaurants and it may become difficult to adequately staff our restaurants if our customers or staff members become infected with a pathogen which was actually or claimed to be contracted at our restaurants. Any adverse food safety occurrence may result in litigation against us. Although we carry liability and other insurance coverage to mitigate costs we may incur as a result of these risks, not all risks of this nature are fully insurable. Even if insured, the negative publicity associated with such an event could damage our reputation and materially adversely affect our financial performance.

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

We are subject to numerous federal, state, local and foreign laws and regulations. Each of our restaurants is subject to various laws and regulations, including license and permit requirements, that regulate many aspects of our business, including, among other things, alcoholic beverage control, health, sanitation, labor, immigration, zoning and public safety. Our failure to obtain and/or retain licenses, permits or other regulatory approvals required to operate our business could delay or prevent the opening and/or continued operation of any of our restaurants or bakeries, materially adversely affecting that facility’s operations and profitability and our ability to obtain similar licenses, permits or approvals elsewhere, any of which could materially adversely affect our financial performance.

We are also subject to various environmental regulations governing areas such as water usage, sanitation disposal and transportation mitigation. The United States and other countries are expanding the type, nature and scope of laws and regulations governing other environmental matters, such as climate change, reducing greenhouse gas emission and water consumption. We may incur significant additional costs to comply with these laws and regulations and may incur legal liability in the event of our failure to do so.

Our international business exposes us to additional laws and regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, privacy laws, the USA Patriot Act and the Foreign Corrupt Practices Act.

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

Various federal, state, local and foreign laws and regulations govern our operations as they relate to our staff members, including such matters as minimum wages, breaks, scheduling, exempt classifications, equal pay, overtime, tip credits, fringe benefits, leaves, safety, working conditions, provision of health insurance, the COVID-19 pandemic and citizenship or work authorization requirements. Significant increases in minimum wage rates, including the tip credit wage rate in certain states, paid or unpaid leaves of absence, equal wage legislation, mandatory sick pay and paid time off regulations in a growing number of jurisdictions, mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, or changes in interpretations of existing employment law, including with respect to classification of exempt versus non-exempt employees, could significantly increase our labor costs, which would materially adversely affect our financial performance.

In California, we are subject to the Private Attorneys General Act (“PAGA”) which authorizes employees to file lawsuits to recover civil penalties on behalf of themselves, other employees and the State of California for labor code violations. We must also comply with local, state and federal laws and regulations protecting the right to equal employment opportunities and prohibiting discrimination and harassment in the workplace. Compliance with these laws and regulations can be costly and failure to comply could create exposure to government proceedings and litigation. Even a perceived failure to comply could result in negative publicity that could damage our reputation and materially adversely affect our financial performance.

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

Our facilities must comply with applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal, state and foreign laws and regulations which prohibit discrimination on the basis of disability with respect to public accommodations and employment. We are also subject to laws and regulations relating to information security, privacy, cashless payments and consumer credit, protection and fraud.

Many laws and regulations governing our business and operations also extend to independent third-party service providers we engage to perform certain services. While we take precautions to ensure that our third-party service providers comply with applicable laws and to maintain an independent contractor relationship, we cannot be assured such efforts will be successful, and we may incur liability vicariously as a joint employer for failures by our independent third-party service providers to comply with applicable laws. Additionally, some jurisdictions have introduced (or may be planning to introduce) legislation seeking to mandate an employment relationship between companies that facilitate third-party delivery services and their service personnel. If these measures are successful, delivery costs will significantly increase and/or these companies may choose to no longer operate within such jurisdictions, either of which result could significantly impact our off-premise sales.

Any changes to the numerous laws governing our business or operations may create challenges for us. While we subscribe to certain services and have established procedures to identify legal and regulatory changes, we cannot be certain to identify and comply with every change on a timely basis. We may incur penalties and other costs, sanctions and adverse publicity by failing to comply with applicable laws, any of which could materially adversely affect our financial performance.

Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences, could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.

Federal law requires restaurant operators with twenty or more locations to make certain nutritional information available to customers. Additionally, some state, local and foreign governments also have enacted legislation regulating or prohibiting the sale of or mandating disclosures relating to certain types and/or levels of ingredients in food served in restaurants, such as trans fats, sodium, genetically modified organisms (GMOs) and gluten, and are taxing or considering taxing and/or otherwise regulating high fat, high sugar and high sodium foods. While it remains unclear if and to what extent consumers may reconsider dining preferences in response to such requirements, it is clear that consumer dining preferences continue to evolve, and these preferences may evolve more rapidly in response to any of these new requirements. Our failure to quickly and effectively adapt to any significant shift in consumer dining preference could cause our or our licensee’s restaurants to lose market share, which could materially adversely affect our financial performance.

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

Adverse weather conditions, natural disasters and public health emergencies could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Adverse weather conditions, natural disasters and public health emergencies can impact customer traffic, make it more difficult to fully staff our restaurants and, more severe cases, such as hurricanes, earthquakes, tornadoes, blizzards, wildfires and other natural disasters and public health emergencies, such as the COVID-19 pandemic, have resulted in and may in the future result in restaurant closures, underutilization of outdoor patio dining and curtailed operations, impediments to availability of staff and supplies and increased commodity costs, sometimes for prolonged periods of time. These effects may become more pronounced in the future as climatologists predict climate change and global warming may cause extended droughts and certain adverse weather conditions and natural disasters to become more frequent, more severe and less predictable over time. Our cash flows may be negatively impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses. Any or all these situations could materially adversely affect our financial performance.

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

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of these commodities can be subject to market volatility driven by supply and demand factors outside of our control, including the relative availability of labor and distribution, weather, natural disasters, inventory levels, and political and economic conditions. Climate change may further exacerbate a number of these factors. We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. Recently, these efforts have been hampered by supply shortages caused by supply chain challenges that have affected the restaurant industry and broader economy. As a result, we have needed to purchase a greater portion of certain products in the spot market at a significantly higher cost than our historical contracted rates. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2022, these efforts may not be successful or yield our intended benefits. Due to the cost pressures we are currently experiencing, particularly in commodities, in the first quarter of fiscal 2022, we implemented price increases above our historical levels to protect margins. We will continue to consider the cost environment and consumer price sensitivity when evaluating future menu price increases. However, we can provide no assurance that these efforts will be successful.

We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing price risk and variability associated with such commodities. Although these vehicles may be available to us, as of the end of fiscal 2021, we had no hedging contracts in place. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand.

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

Certain products and ingredients commonly used in food preparation are under scrutiny for possibly posing social and environmental risks, such as from an animal welfare and sustainability perspective. We use many of these products and ingredients and have adopted a comprehensive Sustainable Sourcing Policy under which, among other things, we commit to a buying preference by 2025, or sooner where required, for products and ingredients that are sustainably grown and harvested and which do not have negative social impact, and for products from animals that are humanely raised and processed (“sustainable products”). While we are committed to implementing these changes in as timely and commercially feasible manner as possible, there is a risk that some of our products or ingredients may become the subject of adverse media attention before we are able to do so, regardless of factual basis. Additionally, while we make significant efforts to ensure we will have a sufficient ongoing supply of sustainable products at a reasonable cost, since there is currently a smaller market for certain of these products, they may be especially susceptible to cost volatility and supply fluctuations. We cannot be certain that our supply and cost mitigation efforts or commitment to purchase sustainable products will be successful.

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

Similar to the restaurant industry and broader economy, we are experiencing labor shortfalls relative to our sales levels in certain parts of our workforce as we have reopened our dining rooms after the lifting of mandatory, social-distancing regulations related to the COVID-19 pandemic and expanded bakery production. If we are unable to attract and retain qualified people, our restaurants and bakery operations could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively and to meet our customers’ demand for bakery goods could be limited, any of which could materially adversely affect our financial performance.

If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may experience data loss, increased costs or other harm, any of which could materially adversely affect our financial performance.

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity and disaster recovery planning efforts, we rely on third-party vendors to provide some of our essential business processes. For example, we rely on a network of third-party distribution warehouses to deliver ingredients and other materials to our restaurants. In some instances, these processes rely on technology and may be outsourced to the vendor in their entirety and in other instances we utilize these vendors’ externally-hosted business applications. Our vendors’ systems have experienced cyber security breaches and may again be vulnerable to a variety of risks, including, without limitation, theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms, malware, ransomware, breaches of the algorithms they or their third-party service providers use to encrypt and protect data and other malicious or disruptive events (each, a “Security Incident” and collectively, “Security Incidents”).

We also utilize third parties to provide gift card distribution and transaction processing services and to perform food delivery services. We derive substantial revenue from these aspects of our business, which could suffer in the event of any factor that adversely impacts our vendors’ ability to provide such services. Such factors may include, without limitation, loss of, or significant change in contractual terms of, key vendor contracts, vendor or processor failures, technology failures, damage to the reputation of any key vendor and mandated employment relationships between companies that facilitate third-party delivery services and their service personnel. (See Item 1A - Risk Factors – “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”)

We continue to review options to expand the use of third-party providers in other areas. Our practice is to work with service providers that are leading performers in their industries and with technology vendors that employ up-to-date and appropriate data security practices and internal control practices. However, we cannot guarantee that failures will not occur. The failure of third-party vendors to provide adequate services, including, as result of any Security Incident, could significantly harm our operations and reputation, which could materially adversely affect our financial performance.

Any failure to realize the anticipated benefits of our acquisition (“Acquisition”) of North Italia and the remaining business of Fox Restaurant Concepts LLC (“FRC”) could materially adversely affect our financial performance.

In 2019, we acquired FRC’s businesses with the expectation that the Acquisition will result in various benefits including, among others, business and growth opportunities and synergies in supply chain, real estate and other areas over time. Combining independent companies with separate businesses, customers, employees, cultures and systems is a complex, costly and time-consuming process.

There can be no assurances that we will realize some or all of the anticipated benefits of the Acquisition, within the anticipated timeframes, if at all. In addition, we may experience increased competition that limits our ability to expand our business, we may not be able to capitalize on expected business opportunities, and general industry and business conditions may deteriorate. If any of these or other expected or unexpected factors limit our ability to achieve the anticipated benefits of the Acquisition, or if such business opportunities, growth prospects and synergies are not realized for any other reason, our financial performance could be materially adversely affected.

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

We own and have applied to register trade names, logos, service marks, trademarks, copyrights and other intellectual property (collectively, “Intellectual Property”), including The Cheesecake Factory®, North Italia®, a collection within the Fox Restaurant Concepts subsidiary and other trademarks related to our restaurant and bakery businesses in the United States and in additional countries throughout the world. Our Intellectual Property is valuable to our business and requires continuous monitoring to protect. We regularly and systemically search for misappropriations of our Intellectual Property and seek to enforce our rights whenever appropriate to do so; however, we cannot be assured of success in every case and cannot possibly find all infringing uses of our Intellectual Property. Furthermore, we have not registered all our Intellectual Property throughout the world, as doing so may not be feasible because of associated costs, various foreign trademark law prohibitions or registrations by others. Our failure or inability to protect our Intellectual Property worldwide could limit our ability to globally expand our brand.

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

As we continue to expand our brand internationally, we must comply with regulations and legal requirements, including those related to immigration and the protection of our Intellectual Property. Additionally, we must comply with domestic laws affecting U.S. businesses that operate internationally, including the Foreign Corrupt Practices Act and anti-boycott laws, and with foreign laws in the countries in which we expand our restaurants. (See Item 1A - Risk Factors – “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”) We may incur considerable liability in the event we or our licensees fail to comply with foreign or domestic laws relating to our or their operation of any international restaurant and can provide no assurance that our insurance programs or contractual indemnification rights would be effective to protect against such liabilities.

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

We may engage in other means to leverage our competitive strengths, including expansion of our brand to other retail opportunities and/or other initiatives. Many risks are inherent in any such development, investment arrangement, expansion of our brand or other initiative, including, without limitation:

●	damaging our reputation if retail products bearing our brand are not of the same value and quality that our customers associate with our brand;
●	dilution of the goodwill associated with our brand as it become more common and increasingly accessible;
●	inaccurate assessment of value, growth potential, weaknesses, liabilities, contingent or otherwise, and expected profitability of such ventures; and
●	diversion of management’s attention and focus from existing operations to the expansion of our brand to non-restaurant items.

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

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. At any given time, we may be monitoring a number of locations, and future impairment charges and/or closures may occur if individual restaurant performance does not improve, which could materially adversely affect our financial performance. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 for further discussion of impairment of long-lived assets.)

We test our goodwill and other indefinite-lived intangible assets for impairment annually or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. Factors considered include, but are not limited to, historical financial performance, a significant decline in expected future cash flows, unanticipated competition, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. We cannot accurately predict the amount and timing of any impairment of these assets. Should the value of goodwill or other intangible assets become impaired, there could be a material adverse effect on our financial performance. (See Note 8 of Notes to Consolidated Financial Statements in Part IV, Item 15 for further discussion of impairment of intangible assets.)

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

We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of business. These matters typically involve claims by customers, staff members and others regarding issues such as food-borne illness, food safety, premises liability, dram shop liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry. We could be materially adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Employment-related litigation, particularly with respect to claims styled as class action lawsuits, are especially costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks and many employment-related disputes involve uncertainty in judicial interpretation from state to state and from federal to state court with respect to the effectiveness of arbitration agreements with our staff members, particularly those which provide for class waivers. In recent year, we have experienced an increase in wage and hour litigation, in particular in California, where we have seen an increase in claims filed under California’s Private Attorneys General Act (“PAGA”). PAGA allows an aggrieved staff member to bring a lawsuit on behalf of other current and former staff members for labor code violations, including certain technical violations. PAGA claims are not subject to arbitration and may result in exposure to additional penalties, which can be assessed separately from recovery of attorneys’ fees. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that are not insured or are in excess of insurance coverage can materially and adversely affect our financial performance.

We retain financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and certain other insurable risks. Several factors may significantly increase our self-insurance costs, such as conditions of the insurance market, the availability of insurance, or changes in applicable regulations. The accrued liabilities associated with these programs are based on our annual estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to us (“IBNR”). Significant judgment is required to estimate IBNR amounts, as parties have yet to assert such claims. Our financial performance may be materially adversely affected if our actual claims costs significantly exceed our estimates.

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

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations (“Cyber Environment”), which could be vulnerable to various risks. This reliance has grown since the onset of the COVID-19 pandemic as we have had to rely to a greater extent on systems such as online ordering, contactless payments, online reservations, systems supporting a remote workforce and the like. The efficient management of our operations depends upon our ability to protect our Cyber Environment against damage from theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from Security Incidents. We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our Cyber Environment to reduce the likelihood of any Security Incident and have developed a multi-discipline Security Incident response plan to help ensure that our executives are fully and accurately informed and manage, with the help of content experts, the discovery, investigation and auditing of, and recovery from any Security Incidents. Despite these efforts, we can provide no assurance that these measures will successfully prevent any Security Incident or mitigate losses resulting from a Security Incident. We have completed our assessment of the information technology systems and infrastructure for the FRC brands and are in the process of implementing recommended improvements. We will continue to have greater degree of risk with respect to the acquired systems and infrastructure until we have implemented all recommended improvements.

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

Our inability to maintain a secure environment for customers’ and staff members’ personal data could result in liability and harm our reputation, which could materially adversely affect our financial performance.

We receive and maintain certain personal information about our customers and staff members. For example, we transmit confidential credit card information in connection with credit card transactions, and we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans. Our collection, storage, handling, use, disclosure and security of this information is regulated by U.S. federal, state and local and foreign laws and regulations. For instance, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, provides California residents broad rights with respect to their personal data, including, the right to know about the personal information a business collects about them, the right to delete personal information collected from them, the right to opt-out of the sale of their personal information and the right to non-discrimination for exercising their CCPA rights. In addition, the CCPA provides a private right of action for certain data breaches coupled with statutory damages under certain circumstances. Compliance with the CCPA and other laws relating to the protection of personal information involve significant costs and could result in significant liability in the event we allow an unauthorized disclosure of personal information.

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

Our ability to accept credit cards as a form of payment depends on us remaining compliant with standards set by the PCI Security Standards Council (PCI). These standards require certain levels of Cyber Environment security and procedures to protect our customers’ credit card and other personal information. At The Cheesecake Factory, North Italia, Grand Lux Cafe and Social Monk Asian Kitchen restaurants, we have implemented a robust end-to-end encryption and tokenization technology, a public key infrastructure, ensuring only trusted devices can access our network, and Intrusion Detection and Intrusion Prevention (IDS/IPS) that scans data in transit detecting and preventing the execution of harmful code. In addition, we utilize a third-party security operations center (SOC) provider to monitor and analyze internal network traffic for potential malicious content. However, we can provide no assurance that our security measures will be successful in the event of an attempted or actual Security Incident. If these security measures are not successful, we may become subject to litigation or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, either of which could materially adversely affect our financial performance. We have completed our assessment of the information technology systems and infrastructure for the FRC brands and are in the process of implementing recommended improvements. We will continue to have greater degree of risk with respect to the acquired systems and infrastructure until we have implemented all recommended improvements.

Risks Related to Our Indebtedness

Any failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition.

On March 30, 2021, we entered into a Second Amendment (the “Second Amendment”) to our existing Third Amended and Restated Loan Agreement, dated July 30, 2019 (as amended by that certain First Amendment, dated as of May 1, 2020 and by the Second Amendment, collectively, the “Amended Credit Agreement”), that, among other changes, extended the prior covenant relief period during which the testing of the net adjusted debt to earning before income taxes, depreciation, amortization and rent (“EBITDAR”) ratio covenant and the EBITDAR to interest and rent expense ratio covenant is suspended through the fourth quarter of fiscal 2021. Following the end of the covenant relief period, in addition to a material decrease in EBITDAR, a material increase in our level of debt could cause our net adjusted leverage ratio and EBITDAR to interest and rent expense coverage ratios to be outside of permitted levels under the covenants in the Amended Credit Agreement.

The Amended Credit Agreement, which terminates on July 30, 2024, consists of a $400 million revolving loan facility (the “Revolving Facility”), including a $40 million sublimit for letters of credit. The Amended Credit Agreement also provides the ability to increase the Revolving Facility in an amount not to exceed $200 million. The funding of any such increases are subject to receipt of lender commitments and satisfaction of customary conditions precedent. Certain of our material subsidiaries have guaranteed our obligations under the Amended Credit Agreement.

Any failure to maintain debt covenants under the Amended Credit Agreement or to have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Amended Credit Agreement, or upon any violation of the covenants, could materially adversely affect our financial performance. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 for further discussion of our long-term debt.)

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

The indenture governing our outstanding Notes will not restrict us from incurring additional indebtedness, and the Notes and the incurrence of any additional indebtedness could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.

In June 2021, we completed the offering of $345.0 million aggregate principle amount of convertible senior notes due 2026 (“Notes”) and issued $175.0 million of shares of our common stock (the “Issuance”). The Notes and Issuance are collectively referred to as the “Offerings.” We used the net proceeds from the Offerings to fund approximately $457.3 million payable in connection with the cash-settled conversion of 150,000 shares of our previously outstanding Series A convertible preferred stock and the share-settled conversion of the remaining 50,000 shares of Series A convertible preferred stock into approximately 2.4 million shares of our common stock. (See Notes 12 and 17 of Notes to Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of these events.)

As of December 28, 2021, we had approximately $475.0 million in principal amount of consolidated indebtedness. We incurred $345.0 million aggregate principal amount of additional indebtedness as a result of the offering of the Notes. The indenture governing the Notes does not contain any meaningful restrictive covenants and does not prohibit us or our subsidiaries from incurring additional indebtedness in the future. Accordingly, we may incur a significant amount of additional indebtedness to meet future financing needs. The incurrence of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, the Amended Credit Agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

We may also conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved approximately 4.0 million shares of common stock for grant under our The Cheesecake Factory Incorporated Stock Incentive Plan as of December 28, 2021. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

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

Certain provisions in the Notes and the indenture governing the Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (which is defined in the indenture governing the Notes to include certain change-of-control events and the delisting of our common stock), then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (which is defined in the indenture governing the Notes to include, among other events, fundamental changes and certain additional business combination transactions), then we may be required to temporarily increase the conversion rate for the Notes. In either case, and in other cases, our obligations under the Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that noteholder holders of our common stock may view as favorable.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the Notes or pay cash upon their conversion.

Noteholders of our outstanding Notes may, subject to limited exceptions, require us to repurchase their Notes following a “fundamental change” (which is defined in the indenture governing the Notes) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, all conversions of the Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the Amended Credit Agreement or any future indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. For example, the Amended Credit Agreement restricts us from paying cash upon conversion of the Notes in an amount that exceeds the principal amount being converted. Furthermore, the Amended Credit Agreement places several restrictions on our ability to repurchase the Notes upon a fundamental change. Under the Amended Credit Agreement we are permitted to repurchase Notes upon a fundamental change only if (i) no default of event of default exists and (ii) our pro forma net adjusted leverage ratio (as measured in accordance with the revolving credit facility) does not exceed 4.75 to 1.00 and our EBITDAR to interest and rental expense ratio (as measured in accordance with the revolving credit facility) is at least 1.90 to 1.00.

Our failure to repurchase the Notes or pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the Notes. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under the Amended Credit Agreement and agreements governing our other or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the such indebtedness and the Notes.

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2021, the price of our common stock fluctuated between $34.64 and $65.81 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

Our stock price could be adversely affected if our performance falls short of our financial guidance and/or market expectations.

Our failure to achieve performance consistent with any financial guidance we provide and/or market expectations could adversely affect the price of our stock. Factors such as comparable restaurant sales that are below our target, slowing growth of our concepts domestically, our inability to successfully integrate and realize the anticipated benefits of the Acquisition, execute other growth opportunities, a decline in growth of our international business, any event that causes our operating costs to substantially increase, including, without limitation, any of the events described elsewhere in these Risk Factors, our inability to obtain additional capital at market terms, or our failure to repurchase stock as expected or pay or increase our dividend over time, could cause our performance to fall short of our financial guidance and/or market expectations.

Our stock price could be adversely affected if we continue to be unable to pay dividends or, if paid, if we are unable to increase dividends.

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of the Amended Credit Agreement, our Board suspended the quarterly dividend on our common stock. Any future dividends on our common stock will depend on our ability to do so under the Amended Credit Agreement or any future credit agreement as well as our ability to generate sufficient cash flows from operations and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.) Continued failure to pay or increase our dividends over time may negatively impact investor confidence in us and may negatively impact our stock price.

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

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in applicable U.S. or foreign tax laws and regulations, such as the 2017 enactment of Federal legislation commonly referred to as the Tax Cuts and Jobs Act and the The Coronavirus Aid, Relief, and Economic Security Act of 2020 (collectively, the “Tax Acts”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Acts, could affect our tax expense and profitability. In addition, the final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Changes in our tax provision or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.         PROPERTIES

Our corporate support center and one of our bakery production facilities are located in Calabasas Hills, California. The corporate support center consists of an 88,000 square foot main facility and a 19,000 square foot training facility on an approximately five-acre parcel of land. The bakery production facility is a 60,000 square foot facility on an approximately three-acre parcel of land. Our second bakery facility located in Rocky Mount, North Carolina is a 100,000 square foot facility on an approximately 31-acre parcel of land. Our development and design department is in a 29,000 square foot facility on approximately one acre of land in Irvine, California. All of these properties are owned by the Company. FRC’s headquarters are located in Phoenix, Arizona in approximately 22,000 square feet of leased office space.

All of our Company-owned restaurants are located on leased properties, and we have no current plans to own the real estate underlying our restaurants. Below is a table showing the number of Company-owned restaurants by location.

	The Cheesecake
Location	Factory	North Italia	Other FRC	Other	Total
Alabama	2	1	—	—	3
Arizona	6	4	21	5	36
California	39	5	3	4	51
Colorado	3	1	2	2	8
Connecticut	3	—	—	—	3
Delaware	1	—	—	—	1
District of Columbia	2	1	—	1	4
Florida	20	3	—	2	25
Georgia	5	—	—	4	9
Hawaii	2	—	—	—	2
Idaho	1	—	—	—	1
Illinois	6	—	1	1	8
Indiana	2	—	—	—	2
Iowa	1	—	—	—	1
Kansas	1	1	—	—	2
Kentucky	2	—	—	—	2
Louisiana	1	—	—	—	1
Maryland	6	—	—	1	7
Massachusetts	7	—	—	—	7
Michigan	2	—	—	—	2
Minnesota	2	—	—	—	2
Missouri	3	—	—	—	3
Nebraska	1	—	—	—	1
Nevada	5	1	—	3	9
New Jersey	10	—	—	1	11
New Mexico	1	—	—	—	1
New York	12	—	—	1	13
North Carolina	4	1	—	1	6
Oklahoma	2	—	—	1	3
Ohio	7	—	—	—	7
Oregon	2	—	—	—	2
Pennsylvania	5	1	—	1	7
Puerto Rico	1	—	—	—	1
Rhode Island	1	—	—	—	1
South Carolina	1	—	—	—	1
Tennessee	5	2	1	—	8
Texas	16	6	3	11	36
Utah	2	—	—	—	2
Virginia	7	2	—	1	10
Washington	5	—	—	—	5
Wisconsin	3	—	—	—	3
Ontario, Canada	1	—	—	—	1
Total	208	29	31	40	308

ITEM 3.LEGAL PROCEEDINGS

See Note 16 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of legal proceedings.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol CAKE. There were approximately 1,375 holders of record of our common stock at February 14, 2022, and we estimate there were approximately 172,200 beneficial stockholders on that date.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.1 million shares at a total cost of $1,702.5 million through December 28, 2021 with 13,098 shares repurchased at a cost of $0.5 million during the fourth quarter of fiscal 2021 to satisfy tax withholding obligations on vested restricted share awards. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our credit facility, in March 2020, our Board suspended share repurchases. Our Board is actively evaluating share repurchase strategies for fiscal 2022. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our credit facility that limit share repurchases based on a defined ratio.

The following table presents our purchases of our common stock during the fiscal quarter ended December 28, 2021:

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs
September 29— November 2, 2021	406	$41.91	—	2,869,770
November 3 — November 30, 2021	12,692	40.00	—	2,857,078
December 1 — December 28, 2021	—	—	—	2,857,078
Total	13,098		—
(1)	The total number of shares purchased includes 13,098 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our credit facility, in March 2020, our Board suspended the quarterly dividend on our common stock. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of our credit facility and applicable law, and such other factors that the Board considers relevant. Our Board is considering the reinstatement of our dividend program in fiscal 2022. However, the decision to reinstate the dividend as well as the amount of any dividend have yet to be determined. (See Item 1A — Risk Factors — “ Our stock price could be adversely affected if we continue to be unable to pay dividends or, if paid, if we are unable to increase dividends.”)

(See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our credit facility.)

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

	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
The Cheesecake Factory Incorporated	$100	$82	$79	$70	$68	$71
S&P 400 Midcap Index	$100	$114	$100	$124	$139	$171
NASDAQ US Benchmark TR Index (1)	$100	$121	$115	$151	$183	$220
S&P 600 Restaurants Index (2)	$100	$105	$114	$127	$160	$153
(1)	Underlying data provided by Nasdaq Global Indexes.
(2)	The S&P 600 Restaurants Index is a comprehensive restaurant industry index that includes casual dining, fast casual and quick-service constituents.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), which contains forward-looking statements, should be read in conjunction with our audited consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” included in Part I, Item 1A of this report and the cautionary statements included throughout this report. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

The following MD&A includes a discussion comparing our results in fiscal 2021 to fiscal 2020. For a discussion comparing our results from fiscal 2020 to fiscal 2019, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 29, 2020, filed with the SEC on February 24, 2021.

COVID-19 Pandemic

Beginning in March 2020, COVID-19 and measures to prevent its spread led to significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of a number of restaurants across our portfolio while our remaining locations shifted to an off-premise only operating model on an interim basis. Reopening of restaurant dining rooms resumed, generally at reduced capacity, at various points since May 2020. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, currently nearly all of our restaurants are operating with no capacity restrictions on indoor dining. The ongoing effects of COVID-19 and its variants, including, but not limited to, consumer behavior, capacity restrictions, mask and vaccination mandates, wage inflation, our ability to continue to staff our restaurants and disruptions in the supply chain, will determine the impact to our operating results and financial position. The impact to our operations has been most notable during the periods of greatest accelerating COVID-19 case counts. We have incurred and will continue to incur additional costs to address government regulations and the safety of our staff members and customers.

During fiscal 2020, we implemented the following measures to preserve liquidity and enhance financial flexibility in response to the impacts of COVID-19 on our business:

●	Eliminated non-essential capital expenditures and expenses, suspended new unit development and reduced board, executive and corporate support staff compensation for approximately two quarters;
●	Furloughed approximately 41,000 hourly staff members, a majority of whom we called back to work in the third quarter of fiscal 2020;
●	Engaged in discussions with our landlords regarding ongoing rent obligations, including the potential deferral, abatement and/or restructuring of rent otherwise payable during the period of the COVID-19 pandemic related closure;
●	Increased borrowings under our credit facility, which were repaid during fiscal 2020;
●	Issued convertible preferred stock, which was either repurchased or converted into common stock during fiscal 2021; and
●	Suspended the dividend on our common stock and share repurchases with such suspensions continuing through fiscal 2021.

We may take additional mitigation actions in the future such as raising additional financing, not declaring future dividends, further suspending capital spending, implementing additional furloughs or modifying our operating strategies. Some of these measures may have an adverse impact on our business.

See Item 1A - Risk Factors - Risks Related to the COVID-19 Pandemic.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 306 restaurants throughout the United States and Canada under brands including 208 The Cheesecake Factory®, 29 North Italia® and a collection within our Fox Restaurant Concepts business. Internationally, 29 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and stabilizing customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining, as we believe there is opportunity for a longer-term elevation of our off-premise mix compared to pre-COVID-19 pandemic levels. We are continuing our efforts on a number of initiatives, including a greater focus on increasing customer throughput in our restaurants, leveraging our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, augmenting our marketing programs, enhancing our training programs and leveraging our customer satisfaction measurement platform.

Average check is driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We have historically targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. Due to the cost pressures we are currently experiencing, particularly in commodities, in the first quarter of fiscal 2022, we implemented price increases above our historical levels to protect margins. We will continue to consider the cost environment when evaluating future menu price increases. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

On October 2, 2019, we completed the acquisition of North Italia and FRC, including Flower Child (the “Acquisition”), which we expect will further accelerate and diversify our revenue following the COVID-19 pandemic. The results of operations, financial position and cash flows of the acquired businesses are included in our consolidated financial statements as of the closing date of the Acquisition.

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

We plan to employ a balanced capital allocation strategy, comprised of: investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our Revolving Facility and reinstating our dividend and share repurchase programs, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Our Board is actively evaluating capital distribution strategies for fiscal 2022.

Longer-term, we believe our domestic revenue growth (comprised of our targeted annual unit growth of 7%, in aggregate across concepts, and comparable sales growth), combined with margin expansion, planned debt repayments and an anticipated capital return program will support our long-term financial objective of 13% to 14% total return to shareholders, on average. We define our total return as earnings per share growth plus our dividend yield. (See Item 1A — Risk Factors — “Our stock price could be adversely affected if our performance falls short of our financial guidance and/or market expectations.”)

Results of Operations

The following table presents, for the periods indicated, information from our consolidated statements of income/(loss) expressed as percentages of revenues.

	Fiscal Year
	2021	2020	2019
Revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	22.3	23.1	22.6
Labor expenses	36.6	39.3	36.3
Other operating costs and expenses	27.0	31.1	25.5
General and administrative expenses	6.4	7.9	6.5
Depreciation and amortization expenses	3.1	4.6	3.5
Impairment of assets and lease termination expenses	0.6	11.1	0.7
Acquisition-related costs	—	0.1	0.2
Acquisition-related contingent consideration, compensation and amortization expense/(benefit)	0.7	(0.2)	0.0
Preopening costs	0.5	0.5	0.5
Total costs and expenses	97.2	117.5	95.8

Income/(loss) from operations	2.8	(17.5)	4.2
Gain on investments in unconsolidated affiliates	—	—	1.6
Interest and other expense, net	(0.4)	(0.5)	(0.1)
Income/(loss) before income taxes	2.4	(18.0)	5.7
Income tax (benefit)/provision	(0.1)	(5.2)	0.6
Net income/(loss)	2.5	(12.8)	5.1
Dividends on Series A preferred stock	(0.6)	(0.7)	—
Direct and incremental Series A preferred stock issuance cost	—	(0.5)	—
Undistributed earnings allocated to Series A preferred stock	(0.2)	—	—
Net income/(loss) available to common stockholders	1.7%	(14.0)%	5.1%

Fiscal 2021 Compared to Fiscal 2020

Revenues

Revenues increased 47.6% to $2,927.5 million for fiscal 2021 compared to $1,983.2 million for fiscal 2020, primarily due to a increase in comparable restaurant sales, reflecting the impact of the COVID-19 pandemic in fiscal 2020, as well as additional revenue related to the acquired restaurants and new restaurant openings.

The Cheesecake Factory comparable sales increased by 44.0%, or $686.6 million, from fiscal 2020 and increased 3.3% from fiscal 2019. The increase from fiscal 2020 was primarily driven by increased customer traffic of 41.4% primarily due to the impact of the COVID-19 pandemic in the prior year, and an increase in average check of 2.6% (based on an increase of 3.0% in menu pricing, partially offset by a 0.4% negative change in mix). We implemented effective menu price increases of approximately 1.5% in both the first and third quarters of fiscal 2021. Sales through the off-premise channel comprised approximately 32% of our restaurant sales during fiscal 2021 as compared to 43% in fiscal 2020 as many customers have returned to on-premise dining, whereas consumer behavior had shifted towards the off-premise channel during the prior year period due to the pandemic. However, off-premise sales mix remains higher than the pre-pandemic level of 16% during fiscal 2019. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most of these orders are for more than one customer. In turn, the lower mix of sales in the off-premise channel in fiscal 2021 was the primary driver of the negative change in mix and also contributed to the increase in traffic, along with the broader impact of the COVID-19 pandemic. The Cheesecake Factory average sales per restaurant operating week increased 43.1% to $213,165 in fiscal 2021 from $148,939 in fiscal 2020. Total operating weeks at The Cheesecake Factory restaurants increased 1.1% to 10,758 in fiscal 2021 compared to 10,642 in the prior year.

North Italia comparable sales increased approximately 48% from fiscal 2020 and increased approximately 7% compared to fiscal 2019. The increase from fiscal 2020 was primarily driven by increased customer traffic of 45% primarily due to the impact of the COVID-19 pandemic in the prior year, and an increase in average check of 3.0% (based on an increase of 3.5% in menu pricing, partially offset by a 0.5% negative change in mix). North Italia average sales per restaurant operating week increased 42.0% to $127,146 in fiscal 2021 from $89,515 in fiscal 2020. Total operating weeks at North Italia increased 18.0% to 1,352 in fiscal 2021 compared to 1,146 in the prior year. Revenues for North Italia, Flower Child and the other FRC brands totaled $444.0 million in fiscal 2021.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. At December 28, 2021, there were three The Cheesecake Factory restaurants and six North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

External bakery sales were $66.2 million in fiscal 2021 compared to $66.6 million in the comparable prior year period.

Cost of Sales

Cost of sales consists of food, beverage and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 22.3% for fiscal 2021 compared to 23.1% for fiscal 2020, primarily reflecting a shift in sales mix within the restaurants and a lower proportion of third-party bakery revenues (0.4%) and pricing leverage (0.7%). These factors were partially offset by increased costs related to buying in the spot market to meet volume needs that exceeded our contracted levels (0.2%).

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

For new restaurants, cost of sales is typically higher for a period of time after opening until our management team becomes more accustomed to predicting, managing and servicing the sales volumes at these restaurants.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 36.6% and 39.3% in fiscal 2021 and fiscal 2020, respectively. This decrease was primarily due to deleverage in the prior year when costs associated with the COVID-19 pandemic, including maintaining our full restaurant management team and healthcare benefits for our furloughed staff members, were incurred in the reduced sales environment, as well as pricing leverage (3.6%). These factors were partially offset by higher training costs (0.2%), wage rates and overtime (0.7%) in fiscal 2021.

For new restaurants, labor expenses are typically higher for a period of time after opening while our management team becomes more accustomed to predicting and managing the sales volumes at the new restaurants.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), marketing, including delivery commissions, and other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 27.0% and 31.1% in fiscal 2021 and fiscal 2020, respectively. This variance was primarily driven by sales leverage within occupancy and building costs (3.7%) and pricing leverage (0.8%), partially offset by increased restaurant-level incentive compensation expense (0.6%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.4% and 7.9% for fiscal 2021 and fiscal 2020, respectively. This variance was primarily driven by sales leverage and expense management (2.1%), partially offset by higher corporate incentive compensation expense (0.4%).

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 3.1% in fiscal 2021 compared to 4.6% in fiscal 2020 primarily due to sales leverage.

Impairment of Assets and Lease Termination Expenses

During fiscal 2021, we recorded impairment of assets and lease terminations expense of $18.1 million primarily related to the impairment of long-lived assets for three The Cheesecake Factory and two Other restaurants.

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

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses/(Benefit)

In fiscal 2021, we recorded $19.5 million of acquisition-related contingent consideration, compensation and amortization expenses, primarily related to the impact of an amendment to the Acquisition agreement that, among other things, extended the measurement period through fiscal 2026, as well as to an increase in fiscal 2021 revenues and estimated future revenues utilized in the fair value calculation.

In fiscal 2020, we recorded a benefit of $3.9 million in acquisition-related contingent consideration, compensation and amortization (benefit)/expenses, reflecting a $5.7 million decrease in the fair value of the contingent consideration and compensation liabilities primarily related to the impact of the COVID-19 pandemic, partially offset by an increase of $1.4 million in the Acquisition-related deferred consideration liability and $0.4 million in amortization of acquired definite-lived licensing agreements.

Preopening Costs

Preopening costs were $13.7 million for fiscal 2021 compared to $10.5 million for fiscal 2020. We opened 14 restaurants in fiscal 2021 comprised of two The Cheesecake Factory, six North Italia, four Other FRC and two Other locations compared to seven restaurants in fiscal 2020 comprised of one The Cheesecake Factory, one North Italia, two Other FRC and three Other locations. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant. The increase in preopening costs from fiscal 2020 primarily relates to the increased number of openings, partially offset by the mix toward concepts with lower preopening costs and a lower number of managers in reserve for pending openings.

Interest and Other Expense, Net

Interest and other expense, net was $10.7 million in fiscal 2021 compared to $8.6 million in fiscal 2020. This increase was primarily due to the termination of the interest rate swap ($2.5 million), as well as favorability across several categories, partially offset by lower borrowings outstanding on our Amended Facility ($1.7 million).

Income Tax (Benefit)/Provision

In fiscal 2021, we had an income tax benefit of $0.8 million, an effective tax rate of (1.1%), compared to an income tax benefit of $102.7 million, an effective tax rate of 28.8%, in fiscal 2020. The significant change was due primarily to the fact that we had $71.6 million in income before income taxes in fiscal 2021 compared to a loss before income taxes of $356.0 million in fiscal 2020. The variance was also driven by a higher proportion of employment credits and non-taxable gains on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan in relation to income/(loss) before income taxes, as well as a benefit arising from our decision to pay all FICA taxes deferred under the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) earlier than required, which increased the amount of our 2020 loss carryback to prior years when the federal statutory rate was 35%. These favorable factors were partially offset by a higher proportion of state taxes expense as compared to state taxes benefit in relation to income/(loss) before income taxes, the benefit in the prior year of our fiscal 2020 loss carryback and a reserve for uncertain tax positions in fiscal 2021. (See Note 20 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)

Non-GAAP Measures

Adjusted net income/(loss) and adjusted diluted net income/(loss) per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net income/(loss) and diluted net income/(loss) per common share the impact of items we do not consider indicative of our ongoing operations. To reflect the potential impact of the conversion of our Series A preferred stock into common stock for the period that it was outstanding prior to the conversion on June 15, 2021, we exclude the preferred dividend and assume all convertible preferred shares have been converted into common stock. (See Note 17 of Notes to Condensed Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our preferred stock.) We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income/(loss) and diluted net income/(loss) per common share to the corresponding adjusted measures (in thousands, except per share data):

	Fiscal Year
	2021	2020	2019
Net income/(loss) available to common stockholders	$49,131	$(277,107)	$127,293
Dividends on Series A preferred stock	18,661	13,485	—
Direct and incremental Series A preferred stock issuance costs	—	10,257	—
Net income attributed to Series A preferred stock to apply if-converted method	4,581	—	—
COVID-19 related costs (1)	4,917	22,963	—
Impairment of assets and lease termination expenses	18,139	219,333	18,247
Acquisition-related costs	—	2,699	5,270
Acquisition-related contingent consideration, compensation and amortization expense/(benefit)	19,510	(3,872)	1,033
Termination of interest rate swap	2,354	—	—
Uncertain tax positions	7,139	—	—
Gain on investments in unconsolidated affiliates	—	—	(39,233)
Tax effect of adjustments (2)	(11,679)	(62,692)	3,818
Adjusted net income/(loss)	$112,753	$(74,934)	$116,428

Diluted net income/(loss) per common share	$1.01	$(6.32)	$2.86
Dividends on Series A preferred stock	0.35	0.27	—
Direct and incremental Series A preferred stock issuance costs	—	0.20	—
Net income attributable to Series A preferred stock to apply if-converted method	0.09	—	—
Assumed impact of potential conversion of Series A preferred stock into common stock (3)	(0.08)	0.80	—
COVID-19 related costs (1)	0.09	0.46	—
Impairment of assets and lease termination expenses	0.34	4.36	0.41
Acquisition-related costs	—	0.05	0.12
Acquisition-related contingent consideration, compensation and amortization expense/(benefit)	0.37	(0.08)	0.02
Termination of interest rate swap	0.04	—	—
Uncertain tax positions	0.13	—	—
Gain on investments in unconsolidated affiliates	—	—	(0.88)
Tax effect of adjustments (2)	(0.22)	(1.25)	0.09
Adjusted net income/(loss) per share (4)	$2.13	$(1.49)	$2.61
(1)	Represents incremental costs associated with the COVID-19 pandemic such as additional sanitation, personal protective equipment, sick and vaccination pay, healthcare benefits and other expenses associated with furloughed staff members. During fiscal 2021, we recorded $4.9 million for these costs with approximately $4.6 million reflected in labor expenses and $0.3 million in other operating expenses. During fiscal 2020, we recorded $23.0 million for these costs with approximately $2.2 million in cost of sales, $11.9 million reflected in labor expenses, $8.8 million in other operating expenses and $0.1 million in G&A expenses.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Represents the impact of assuming the conversion of Series A preferred stock into common stock (4,431,140 and 6,390,210 shares for fiscal 2021 and fiscal 2020, respectively), resulting in an assumption of 51,959,879 and 50,258,815 weighted-average common shares outstanding for fiscal 2021 and fiscal 2020, respectively.
(4)	Adjusted net income/(loss) per share may not add due to rounding.

Fiscal 2022 Outlook

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

Based on extrapolating recent trends and assuming no material disruptions from COVID-19 or other factors, we anticipate total revenue for fiscal 2022 to be approximately $3.3 billion to $3.4 billion, with The Cheesecake Factory average sales per location reaching just over $12 million, including the impact of the 53rd operating week. We remain committed to protecting our longer-term restaurant-level margins and will take appropriate actions, including additional menu pricing to offset structural and permanent costs, as needed. However, we will likely continue to absorb short-term cost fluctuations driven by the current environment. Including the February 2022 price increase, we currently have 4.75% pricing in The Cheesecake Factory menu and depending on inflationary trends will evaluate our pricing needs for the fall menu.

During fiscal 2022, we expect commodity inflation of low double digits and anticipate net labor inflation of approximately 5% when factoring in wage rates and channel mix, among other components such as payroll taxes and benefits. We also anticipate other operating costs and expenses as a percentage of revenues to range from 25.0% to 25.5% and G&A expenses to be approximately $210 million. We estimate preopening costs of approximately $19 million and depreciation and amortization expenses of approximately $90 million and are utilizing a tax rate of approximately 13% for modeling purposes.

We plan to open as many as 17 to 19 new restaurants in fiscal 2022, including five The Cheesecake Factory restaurants, five to seven North Italia restaurants and seven restaurants within our FRC business, which includes three Flower Child locations. We anticipate approximately $150 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

We expect our first quarter restaurant-level margins to be at their lowest level of the fiscal 2022 primarily due to the timing of the first quarter price increase and the projected cadence of commodity inflation we expense to lessen over the course of the fiscal year.

Liquidity and Capital Resources

Our corporate financial objectives are to maintain a sufficiently strong and conservative balance sheet to support our operating initiatives and unit growth while maintaining financial flexibility to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery brands and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations under various economic and industry cycles. Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance our restaurant expansion plans, ongoing maintenance of our restaurants and bakery facilities and investment in our corporate and information technology infrastructures. However, given the impact of the COVID-19 pandemic on our operations, during fiscal 2020 we increased borrowings under our credit facility and issued convertible preferred stock to increase our liquidity. During fiscal 2021, we used net proceeds from issuing convertible senior notes and additional common stock to fund the repurchase of the majority of our Series A preferred stock and the conversion of the remaining Series A preferred stock into common stock, simplifying our capital structure and eliminating future convertible preferred stock dividends. We also utilized a portion of the net proceeds to reduce borrowings under our credit facility.

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

During fiscal 2021, our cash and cash equivalents increased by $35.5 million to $189.6 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2021	2020

Cash provided by operating activities	$213.0	$2.9
Additions to property and equipment	(66.9)	(50.3)
Convertible debt issuance, net of issuance cost	334.9	—
Common stock issuance, net of issuance cost	167.1	—
Net repayments on credit facility	(150.0)	(10.0)
Series A preferred stock issuance, net of issuance costs	—	189.7
Series A preferred stock cash-settled conversion	(443.8)	—
Series A preferred stock dividends paid	(18.7)	—
Acquisition-related deferred consideration	(17.0)	(17.3)
Proceeds from exercises of stock options	24.8	0.6
Common stock dividends paid	(0.3)	(15.8)
Treasury stock purchases	(5.8)	(3.6)

Cash Provided by Operating Activities

Cash flows from operations increased by $210.1 million from fiscal 2020 primarily due to a lesser impact of the COVID-19 pandemic, partially offset by the payback of $36.5 million of payroll taxes that were deferred in fiscal 2020 under the CARES Act. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items. This dynamic shifted in fiscal 2020 in the reduced sales environment but returned to the historical pattern in fiscal 2021.

Property and Equipment

Capital expenditures for new restaurants, including locations under development as of each fiscal year-end, were $31.7 million, $31.7 million and $40.5 million for fiscal 2021, 2020 and 2019, respectively. Capital expenditures also included $30.1 million, $16.6 million and $29.4 million for our existing restaurants and $5.1 million, $2.0 million and $3.9 million for bakery and corporate capacity and infrastructure investments in fiscal 2021, 2020 and 2019, respectively.

We opened 14 restaurants in fiscal 2021 comprised of two The Cheesecake Factory, six North Italia, four Other FRC and two Other locations compared to seven restaurants in fiscal 2020 comprised of one The Cheesecake Factory, one North Italia, two Other FRC and three Other locations. We expect to open as many as 17 to 19 new restaurants in fiscal 2022 across our portfolio of concepts. We anticipate approximately $150 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount Notes. The initial conversion rate for the Notes was 12.7551 shares of common stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Notes.)

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

The Amended Credit Agreement contains customary affirmative and negative covenants, including limits on cash dividends and share repurchases with respect to our equity interests, and restrictions on indebtedness, liens, investments, sales of assets, fundamental changes and other matters. The Amended Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgements, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the Revolving Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit. As of December 28, 2021, we were in compliance with the covenants set forth in the Revolving Facility. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

During the first quarter of fiscal 2020, we increased our borrowings under our Revolving Facility to bolster our cash position and enhance financial flexibility. In the second quarter of fiscal 2021, we utilized a portion of the net proceeds from our Notes and common share offerings to reduce the balance on our Revolving Facility, such that at December 28, 2021, we had net availability for borrowings of $240.1 million, based on a $130.0 million outstanding debt balance and $29.9 million in standby letters of credit.

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

Common Stock Dividends

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of the Amended Credit Agreement, in March 2020, our Board suspended the quarterly dividend on our common stock. Prior to this suspension, our Board declared cash dividends of $0.36 per common share for the first quarter of fiscal 2020. Cash dividends of $0.3 million paid in the first quarter of fiscal 2021 represent dividends previously accrued on restricted stock awards that vested during the quarter. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Amended Credit Agreement and applicable law, and other such factors that the Board considers relevant. Our Board is considering the reinstatement of our dividend program in fiscal 2022. However, the decision to reinstate the dividend as well as the amount of any dividend have yet to be determined.

Share Repurchases

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.1 million shares at a total cost of $1,702.5 million through December 28, 2021. During fiscal 2021 and 2020, we repurchased 0.1 million and 0.1 million shares of our common stock at a cost of $5.8 million and $3.6 million, respectively, in conjunction with satisfying tax withholding obligations on vested restricted share awards. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase authorization does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Credit Agreement, in March 2020, our Board suspended share repurchases. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under the Amended Credit Agreement that limit share repurchases based on a defined ratio. Our Board is actively evaluating share repurchase strategies for fiscal 2022. (See Note 17 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods.)

Contractual Obligations and Commercial Commitments

The following table summarizes our undiscounted contractual obligations and commercial commitments as of December 28, 2021 (amounts in millions):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1‑3 Years	4‑5 Years	5 Years
Contractual obligations
Recorded contractual obligations:
Operating leases liabilities (1)	$2,004.8	$135.2	$265.9	$260.4	$1,343.3
Long-term debt	466.0	—	130.0	336.0	—
Acquisition-related deferred consideration	22.5	11.3	11.2	—	—
Uncertain tax positions (2)	4.8	—	4.8	—	—
Unrecorded contractual obligations:
Purchase obligations (3)	139.5	107.7	23.0	7.4	1.4
Real estate obligations (4)	151.6	40.4	13.8	9.3	88.1
Total	$2,789.2	$294.6	$448.7	$613.1	$1,432.8

Other commercial commitments
Standby letters of credit	$29.9	$29.9	$—	$—	$—
(1)	Includes $816.0 million related to options to extend lease terms that are reasonably certain of being exercised. (See Note 13 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of leases.)
(2)	Represents liability for uncertain tax positions. (See Note 20 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)

(3)	Includes obligations for inventory purchases, equipment purchases, information technology and other miscellaneous commitments. Amounts exclude agreements that are cancelable without significant penalty.
(4)	Real estate obligations include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced. Amounts exclude agreements that are cancelable without significant penalty.

The Acquisition agreement also included a contingent consideration provision which is payable annually from 2022 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child) during the five years after Closing. The liability for this contingent consideration provision was $23.9 million at December 28, 2021. See Note 3 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of the fair value measurement for this liability. We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after Closing.

Cash Flow Outlook

We believe that our cash and cash equivalents, combined with expected cash flows provided by operations and available borrowings under the Revolving Facility, will provide us with adequate liquidity for the next 12 months and the foreseeable future.

As of December 28, 2021, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Critical Accounting Estimates

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

Contingent Consideration and Compensation Liability

The Acquisition agreement included a contingent consideration provision, a portion of which was considered part of the acquisition consideration and the remainder of which was considered future compensation expense. This contingent consideration and compensation is payable annually from 2022 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child. The fair value of the contingent consideration and compensation liability is determined utilizing a Monte Carlo model based on estimated future revenues, margins, volatility factors and discount rates, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model was $0 to $204.0 million at December 28, 2021 and $0 to $32.0 million at December 29, 2020. The fair value of the contingent consideration and compensation liabilities increased $16.4 million during fiscal 2021 primarily due to the impact of an amendment to the Acquisition agreement that, among other things, extended the measurement period through fiscal 2026, as well as to an increase in fiscal 2021 revenues and estimated future revenues utilized in the fair value calculation. The fair value of the contingent consideration and compensation liability is highly subjective, and results could change materially if different estimates and assumptions were used.

Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are tested for impairment annually or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include, but are not limited to, historical financial performance, a significant decline in expected future cash flows, including assumptions related to the COVID-19 pandemic, unanticipated competition, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.

The quantitative assessments require the use of estimates and assumptions regarding future cash flows and asset fair values. For the goodwill impairment test, the estimated fair value of the reporting units is determined using a blend of the income approach using a discounted cash flow analysis and the market capitalization approach. The fair value of the trade names, trademarks and licensing agreements is estimated using the relief from royalty method. Key assumptions include projected revenue growth and operating expenses, discount rates, royalty rates and other factors that could affect fair value or otherwise indicate potential impairment. Estimates of revenue growth and operating expenses are based on internal projections and consider historical performance and forecasted growth, including assumptions related to the COVID-19 pandemic, industry economics and the business environment. The discount rate is based on the estimated cost of capital that reflects the risk profile of the related business. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches, are subjective, and our ability to realize future cash flows and asset fair values is affected by factors such as changes in economic conditions and operating performance. These fair value assessments could change materially if different estimates and assumptions were used.

We recorded impairment charges of $1.3 million and $183.1 million in fiscal 2021 and 2020, respectively. The fiscal 2021 charges primarily related to impairment of licensing agreements, while the fiscal 2020 charges related primarily to impairment of our goodwill, trade names and trademarks. (See Note 8 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our intangible assets.)

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

Assessing whether impairment testing is warranted and, if so, determining the amount of expense require the use of estimates and assumptions regarding future cash flows, including assumptions related to the COVID-19 pandemic, and asset fair values. Key assumptions include projected revenue growth and operating expenses, as well as forecasting asset useful lives and selecting an appropriate discount rate. Estimates of revenue growth and operating expenses are based on internal projections and consider the restaurant’s historical performance, the local market economics and the business environment. The discount rate is based on the yield curve rate for U.S. Treasury securities with a duration that coincides with the period covered by the cash flows. These estimates are subjective and our ability to realize future cash flows and asset fair values is affected by factors such as changes in economic conditions and operating performance.

In fiscal 2021, we recorded $16.3 million of expense primarily related to the impairment of long-lived assets for three The Cheesecake Factory and two Other restaurants. In fiscal 2020, we recorded $36.2 million of expense primarily related to the impairment of one The Cheesecake Factory, one North Italia, two Other FRC and six Other restaurants, as well as lease termination costs and accelerated depreciation for one The Cheesecake Factory and seven Other restaurants. (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion related to long-lived asset impairment.)

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” in Part I, Item 1A of this report, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this report and the cautionary statements included throughout this report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of these commodities can be subject to market volatility driven by supply and demand factors outside of our control, including the relative availability of labor and distribution, weather, natural disasters, inventory levels, and political and economic conditions. Climate change may further exacerbate a number of these factors. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. We expect these shortages and delays to continue in fiscal 2022.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing price risk and variability associated with such commodities. As of the end of fiscal 2021, we had no hedging contracts in place. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For fiscal 2021 and 2020, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $6.5 million and $4.6 million, respectively. (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Amended Facility that is indexed to market rates. Based on outstanding borrowings at December 28, 2021 and December 29, 2020, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million and $2.8 million, respectively, on an annual basis. (See Note 12 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our ESP to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at December 28, 2021 and December 29, 2020, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $2.3 million and $2.2 million at December 28, 2021 and December 29, 2020, respectively.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 28, 2021.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 28, 2021 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 28, 2021.

The effectiveness of our internal control over financial reporting as of December 28, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended December 28, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

None.

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

Information with respect to our executive officers is included in Part I, Item 1 of this report. Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “The Board and Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for the annual meeting of stockholders to be held on May 19, 2022 (the “Proxy Statement”).

ITEM 11.EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the sections entitled “Directors Compensation,” “Executive Compensation,” “Compensation of Named Executive Officers” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

To the Stockholders and the Board of Directors

The Cheesecake Factory Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cheesecake Factory Incorporated and subsidiaries (the Company) as of December 28, 2021 and December 29, 2020, the related consolidated statements of income/(loss), comprehensive income/(loss), stockholders’ equity and series A convertible preferred stock, and cash flows for each of the years in the three-year period ended December 28, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 28, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2021 and December 29, 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 28, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of long-lived assets for impairment

As discussed in Notes 1, 7 and 13 to the consolidated financial statements, the Company assesses the potential impairment of long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the asset or asset group may not be recoverable. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The property and equipment, net, and operating lease asset balances as of December 28, 2021 were $741.7 million and $1,241.2 million, respectively. Based upon the analyses performed, the Company recognized pre-tax impairment charges for long-lived assets of $16.3 million in fiscal 2021.

We identified the evaluation of long-lived assets for impairment as a critical audit matter. The evaluation of the assumptions used in the undiscounted cash flow analysis and determination of fair value of certain long-lived assets resulted in the application of challenging auditor judgment. These assumptions include revenue and the operating margin.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment assessment process. This included controls related to the determination of the undiscounted cash flow and fair value of the restaurant asset groups, and the related revenue and operating margin assumptions. We performed sensitivity analyses over the revenue and operating margin assumptions to assess the impact of changes in those assumptions on the Company’s determination of the undiscounted cash flow and fair value of the restaurant asset groups. We compared the Company’s prior year revenue and operating margin assumptions to current year actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s revenue and operating margin assumptions for the restaurant asset groups by comparing the assumptions to the restaurant asset groups’ historical and peer group performance.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.
Los Angeles, California
February 22, 2022

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 28,	December 29,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$189,627	$154,085
Accounts and other receivable	100,504	75,787
Income taxes receivable	36,173	36,889
Inventories	42,839	39,288
Prepaid expenses	36,446	35,310
Total current assets	405,589	341,359

Property and equipment, net	741,746	774,137

Other assets:
Intangible assets, net	251,701	253,160
Operating lease assets	1,241,237	1,251,027
Other	157,852	127,371
Total other assets	1,650,790	1,631,558

Total assets	$2,798,125	$2,747,054

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,086	$58,432
Gift card liabilities	211,182	184,655
Operating lease liabilities	131,818	132,519
Other accrued expenses	239,187	210,461
Total current liabilities	636,273	586,067

Long-term debt	466,017	280,000
Operating lease liabilities	1,218,269	1,224,321
Other noncurrent liabilities	147,400	149,725
Commitments and contingencies (Note 16)
Series A convertible preferred stock, $.01 par value, 200,000 shares authorized; 0 and 200,000 shares issued and outstanding at December 28, 2021 and December 29, 2020, respectively	—	218,248
Stockholders’ equity:
Preferred stock, $.01 par value, other than Series A convertible preferred stock, 4,800,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 105,365,678 and 98,645,147 shares issued at December 28, 2021 and December 29, 2020, respectively	1,054	986
Additional paid-in capital	862,758	878,148
Retained earnings	1,169,150	1,110,087
Treasury stock, 53,139,172 and 53,026,409 shares at cost at December 28, 2021 and December 29, 2020, respectively	(1,702,509)	(1,696,743)
Accumulated other comprehensive loss	(287)	(3,785)
Total stockholders’ equity	330,166	288,693

Total liabilities, Series A convertible preferred stock and stockholders’ equity	$2,798,125	$2,747,054

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(In thousands, except per share data)

	Fiscal Year
	2021	2020	2019
Revenues	$2,927,540	$1,983,225	$2,482,692
Costs and expenses:
Cost of sales	653,133	458,332	561,783
Labor expenses	1,072,628	778,586	899,667
Other operating costs and expenses	792,311	616,069	631,613
General and administrative expenses	186,136	157,644	160,199
Depreciation and amortization expenses	89,654	91,415	88,133
Impairment of assets and lease termination expenses	18,139	219,333	18,247
Acquisition-related costs	—	2,699	5,270
Acquisition-related contingent consideration, compensation and amortization expenses/(benefit)	19,510	(3,872)	1,033
Preopening costs	13,711	10,456	13,149
Total costs and expenses	2,845,222	2,330,662	2,379,094
Income/(loss) from operations	82,318	(347,437)	103,598
Gain on investments in unconsolidated affiliates	—	—	39,233
Interest and other expense, net	(10,698)	(8,599)	(2,497)
Income/(loss) before income taxes	71,620	(356,036)	140,334
Income tax (benefit)/ provision	(753)	(102,671)	13,041
Net income/(loss)	72,373	(253,365)	127,293
Dividends on Series A preferred stock	(18,661)	(13,485)	—
Direct and incremental Series A preferred stock issuance costs	—	(10,257)	—
Undistributed earnings allocated to Series A preferred stock	(4,581)	—	—
Net income/(loss) available to common stockholders	$49,131	$(277,107)	$127,293

Net income/(loss) per common share:
Basic	$1.03	$(6.32)	$2.90
Diluted (Note 1)	$1.01	$(6.32)	$2.86

Weighted-average common shares outstanding:
Basic	47,529	43,869	43,949
Diluted	48,510	43,869	44,545

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Fiscal Year
	2021	2020	2019

Net income/(loss)	$72,373	$(253,365)	$127,293
Other comprehensive gain/(loss):
Foreign currency translation adjustment	34	114	503
Unrealized gain/(loss) on derivative, net of tax	3,464	(3,464)	—
Other comprehensive gain/(loss)	3,498	(3,350)	503
Total comprehensive income/(loss)	75,871	(256,715)	127,796
Comprehensive income attributable to Series A preferred stockholders	(23,540)	(23,742)	—
Total comprehensive income/(loss) available to common stockholders	$52,331	$(280,457)	$127,796

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND SERIES A CONVERTIBLE PREFERRED STOCK

(In thousands)

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, January 1, 2019	—	$—	96,622	$967	$828,676	$1,384,494	$(1,642,140)	$(938)	$571,059
Cumulative effect of adopting the pronouncement related to lease accounting, net of tax	—	—	—	—	—	(41,466)	—	—	(41,466)
Balance, January 1, 2019, as adjusted	—	—	96,622	967	828,676	1,343,028	(1,642,140)	(938)	529,593
Net income	—	—	—	—	—	127,293	—	—	127,293
Foreign currency translation adjustment	—	—	—	—	—	—	—	503	503
Cash dividends declared Common stock, $1.38 per share	—	—	—	—	—	(61,988)	—	—	(61,988)
Stock-based compensation	—	—	476	4	19,595	—	—	—	19,599
Common stock issued under stock-based compensation plans	—	—	587	6	7,718	—	—	—	7,724
Treasury stock purchases	—	—	—	—	—	—	(50,982)	—	(50,982)
Balance, December 31, 2019	—	—	97,685	977	855,989	1,408,333	(1,693,122)	(435)	571,742
Net loss	—	—	—	—	—	(253,365)	—	—	(253,365)
Foreign currency translation adjustment	—	—	—	—	—	—	—	114	114
Change in derivative, net of tax	—	—	—	—	—	—	—	(3,464)	(3,464)
Cash dividends declared Common stock, $0.36 per share	—	—	—	—	—	(16,376)	—	—	(16,376)
Stock-based compensation	—	—	637	7	21,550	—	—	—	21,557
Common stock issued under stock-based compensation plans	—	—	323	2	609	—	—	—	611
Treasury stock purchases	—	—	—	—	—	—	(3,621)	—	(3,621)
Series A preferred stock issuance	200	189,743	—	—	—	—	—	—	—
Series A preferred stock direct costs	—	10,257	—	—	—	(10,257)	—	—	(10,257)
Paid-in-kind Series A preferred stock dividend, including beneficial conversion feature	—	18,248	—	—	—	(18,248)	—	—	(18,248)
Balance, December 29, 2020	200	218,248	98,645	986	878,148	1,110,087	(1,696,743)	(3,785)	288,693
Cumulative effect of adopting ASU 2020-06	—	(4,763)	—	—	—	4,763	—	—	4,763
Balance, December 29, 2020, as adjusted	200	213,485	98,645	986	878,148	1,114,850	(1,696,743)	(3,785)	293,456
Net income	—	—	—	—	—	72,373	—	—	72,373
Foreign currency translation adjustment	—	—	—	—	—	—	—	34	34
Change in derivative, net of tax	—	—	—	—	—	—	—	3,464	3,464
Cash dividends declared Common stock, net of forfeitures	—	—	—	—	—	588	—	—	588
Stock-based compensation	—	—	759	8	24,778	—	—	—	24,786
Common stock issued under stock-based compensation plans	—	—	436	5	23,177	—	—	—	23,182
Common stock issuance	—	—	3,125	31	167,019	—	—	—	167,050
Treasury stock purchases	—	—	—	—	—	—	(5,766)	—	(5,766)
Series A preferred stock cash-settled conversion	(150)	(160,114)	—	—	(283,637)	—	—	—	(283,637)
Series A preferred stock conversion to common stock	(50)	(53,371)	2,401	24	53,273	—	—	—	53,297
Deemed dividends on Series A preferred stock	—	—	—	—	—	(13,591)	—	—	(13,591)
Cash dividends declared Series A preferred stock, $25.35 per share	—	—	—	—	—	(5,070)	—	—	(5,070)
Balance, December 28, 2021	—	$—	105,366	$1,054	$862,758	$1,169,150	$(1,702,509)	$(287)	$330,166

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2021	2020	2019
Cash flows from operating activities:
Net income/(loss)	$72,373	$(253,365)	$127,293

Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Depreciation and amortization expenses	89,654	91,415	88,133
Impairment of assets and lease termination expenses	17,937	208,066	16,223
Deferred income taxes	(20,849)	(67,228)	(2,197)
Stock-based compensation	22,988	21,350	19,373
Gain from investments in unconsolidated affiliates	—	—	(39,233)
Changes in assets and liabilities, net of acquired amounts:
Accounts and other receivables	(24,816)	15,148	3,777
Income taxes receivable/payable	715	(32,263)	(5,338)
Inventories	(3,478)	7,921	(5,766)
Prepaid expenses	(1,137)	8,563	(4,133)
Operating lease assets/liabilities	(4,106)	22,958	5,019
Other assets	(9,227)	(6,019)	(11,989)
Accounts payable	(3,678)	(2,005)	2,326
Gift card liabilities	26,527	(3,324)	9,695
Other accrued expenses	50,103	(8,309)	15,578
Cash provided by operating activities	213,006	2,908	218,761

Cash flows from investing activities:
Additions to property and equipment	(66,943)	(50,329)	(73,765)
Additions to intangible assets	(606)	(585)	(2,100)
Acquisition, net of cash acquired	—	—	(261,695)
Investments in unconsolidated affiliates	—	—	(3,000)
Loans made to unconsolidated affiliates	—	—	(22,500)
Other	(1,061)	—	—
Cash used in investing activities	(68,610)	(50,914)	(363,060)

Cash flows from financing activities:
Acquisition-related deferred consideration	(17,000)	(17,250)	—
Borrowings on credit facility	—	90,000	335,000
Repayments on credit facility	(150,000)	(100,000)	(55,000)
Convertible debt issuance	345,000	—	—
Convertible debt direct and incremental costs	(10,074)	—	—
Series A preferred stock issuance	—	200,000	—
Series A preferred stock direct and incremental costs	—	(10,257)	—
Series A preferred stock cash-settled conversion	(443,751)	—	—
Series A preferred stock conversion direct and incremental costs	(74)	—	—
Series A preferred stock dividend paid	(18,661)	—	—
Common stock issuance	175,000	—	—
Common stock issuance direct and incremental costs	(7,950)	—	—
Proceeds from exercise of stock options	24,786	611	7,724
Common stock dividends paid	(337)	(15,791)	(60,722)
Treasury stock purchases	(5,766)	(3,621)	(50,982)
Cash (used in)/provided by financing activities	(108,827)	143,692	176,020
Foreign currency translation adjustment	(27)	(17)	117
Net change in cash and cash equivalents	35,542	95,669	31,838
Cash and cash equivalents at beginning of period	154,085	58,416	26,578
Cash and cash equivalents at end of period	$189,627	$154,085	$58,416

Supplemental disclosures:
Interest paid	$9,586	$13,045	$1,646
Income taxes paid	$13,031	$2,968	$20,778
Construction payable	$4,343	$5,007	$6,504
Non-cash investing:
Acquisition-related deferred consideration and compensation	$—	$—	$(66,257)
Fair value of previously-held equity investments	$—	$—	$(122,000)
Loans repaid by unconsolidated affiliates as a reduction of acquisition cash	$—	$—	$12,500
Loan to unconsolidated affiliate assumed in acquisition	$—	$—	$10,000
Non-cash financing:
Series A preferred stock conversion to common stock	$53,297	$—	$—

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 306 restaurants throughout the United States and Canada, including 208 The Cheesecake Factory® restaurants, 29 North Italia® restaurants and a collection within our Fox Restaurant Concepts (“FRC”) business. Internationally, 29 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

On October 2, 2019, we completed the acquisition of North Italia and the remaining business of FRC, including Flower Child and all other FRC brands (the “Acquisition”). The results of operations, financial position and cash flows of the acquired businesses are included in our consolidated financial statements as of the acquisition date.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2021, 2020 and 2019 each consisted of 52 weeks and fiscal year 2022 will consist of 53 weeks.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

COVID-19 Pandemic

Beginning in March 2020, COVID-19 and measures to prevent its spread led to significant disruptions to our business as suggested and mandated social distancing and shelter-in-place orders led to the temporary closure of a number of restaurants across our portfolio while our remaining locations shifted to an off-premise only operating model on an interim basis. Reopening of restaurant dining rooms resumed, generally at reduced capacity, at various points since May 2020. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, currently nearly all of our restaurants are operating with no capacity restrictions on indoor dining. The ongoing effects of COVID-19 and its variants, including, but not limited to, consumer behavior, capacity restrictions, mask and vaccination mandates, wage inflation, our ability to continue to staff our restaurants and disruptions in the supply chain, will determine the impact to our operating results and financial position. The impact to our operations has been most notable during the periods of greatest accelerating COVID-19 case counts. We have incurred and will continue to incur additional costs to address government regulations and the safety of our staff members and customers.

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $17.5 million and $9.1 million at December 28, 2021 and December 29, 2020, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. During the last week of fiscal 2020, almost all of our restaurants were operating under capacity restrictions or in an off-premise-only model. Therefore, we processed less sales through credit cards causing a lower receivable in fiscal 2020. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in other accrued expenses on our consolidated balance sheet.

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

Buildings and land improvements	30 years
Leasehold improvements	10 to 30 years
Furnishings, fixtures and equipment	3 to 15 years	(1)
Computer software and equipment	5 years
(1)	Other than certain types of restaurant equipment with estimated useful lives that equal or exceed the reasonably certain lease term, in which case the reasonably certain lease term is utilized.

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

In fiscal 2021, we recorded $16.3 million of expense primarily related to the impairment of long-lived assets for three The Cheesecake Factory and two Other restaurants. In fiscal 2020, we recorded $36.2 million of expense primarily related to the impairment of one The Cheesecake Factory, one North Italia, two Other FRC and six Other restaurants, as well as lease termination costs and accelerated depreciation for one The Cheesecake Factory and seven Other restaurants. In fiscal 2019, we recorded $18.2 million of expense related to the impairment of two The Cheesecake Factory and two Other restaurants, as well as lease termination costs and accelerated depreciation for two Other restaurants. These amounts are recorded in impairment of assets and lease terminations on the consolidated statements of income.

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

Goodwill and other indefinite-lived intangible assets are not amortized and are tested for impairment annually as of the first day of our fiscal fourth quarter or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include, but are not limited to, historical financial performance, a significant decline in expected future cash flows, unanticipated competition, changes in management or key personnel, macroeconomic and industry conditions and the legal and regulatory environment. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessments require the use of estimates and assumptions regarding future cash flows and asset fair values. For the goodwill impairment test, the estimated fair value of the reporting units is determined using a blend of the income approach using a discounted cash flow analysis and the market capitalization approach. The fair value of the trade names, trademarks and licensing agreements is estimated using the relief from royalty method. These fair value assessments could change materially if different estimates and assumptions were used.

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

Investments in Unconsolidated Affiliates

From fiscal 2016 until the Acquisition on October 2, 2019, we held minority equity investments in two restaurant concepts, North Italia and Flower Child, with our percentage of ownership growing to 49% in each concept immediately prior to the Acquisition. Since we held a number of rights with regard to participation in policy-making processes, but did not control these entities prior to the Acquisition, we accounted for these investments under the equity method. Accordingly, we recognized our proportionate share of the reported earnings or losses of these entities on the consolidated statements of income and as an adjustment to our investments on the consolidated balance sheets. We assessed the potential impairment of these equity investments whenever events or changes in circumstances indicated that a decrease in value of the investment had occurred that was other than temporary, in which case we would have recognized the decrease even though it was in excess of what would otherwise be recognized by application of the equity method. No impairment losses were recorded for these assets during fiscal 2019.

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

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income. We recognized $6.8 million, $7.6 million and $8.0 million of gift card breakage in fiscal years 2021, 2020 and 2019, respectively. Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue. There were no changes to our accounting for gift card revenue and related costs upon adoption of the new revenue recognition standard.

Certain of our promotional programs include multiple element arrangements that incorporate various performance obligations. We allocate revenue using the relative selling price of each performance obligation considering the likelihood of redemption and recognize revenue upon satisfaction of each performance obligation. During fiscal 2021, we deferred revenue of $27.5 million related to promotional programs and recognized $15.2 million of previously deferred revenue related to promotional programs. During fiscal 2020, we deferred revenue of $11.6 million related to promotional programs and recognized $11.2 million of previously deferred revenue related to promotional programs.

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

During fiscal 2020, we received a number of lease concessions, primarily in the form of rent deferrals or reduction over the period of time when our restaurant business was adversely impacted and have elected to apply the interpretive guidance. This election did not have a material impact on our consolidated financial statements. Three concession agreements did not qualify for this accounting election and were treated as lease modifications. During fiscal 2020, we deferred rent payments of $7.6 million, of which $7.3 million was paid in fiscal 2021.

Self-Insurance Liabilities

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

Advertising Costs

We expense advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $18.3 million, $16.0 million and $10.6 million in fiscal 2021, 2020 and 2019, respectively.

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

We evaluate our exposures associated with our various tax filing positions and recognize a tax benefit from an uncertain tax position only if it is more-likely-than-not that the position will be sustained upon examination by the relevant taxing authorities based solely on its technical merits, taking into account available administrative remedies and litigation. If this threshold is met, we recognize only the portion of the tax benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We record a liability for any portion of the tax benefit that does not meet these recognition and measurement criteria and we adjust this liability through income tax expense in the period in which the uncertain tax position is effectively settled, when the statute of limitations expires for the relevant taxing authority to examine the tax position or when new information becomes available. We recognize interest and penalties related to uncertain tax positions in income tax expense.

Net Income/(Loss) per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At December 28, 2021, December 29, 2020 and December 31, 2019, 2.1 million shares, 2.0 million shares and 1.8 million shares, respectively, of restricted stock issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates.

Diluted net income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. Common stock equivalents for our convertible senior notes due 2026 (“Notes”)are determined by application of the if-converted method, and common stock equivalents for outstanding stock options and restricted stock are determined by the application of the treasury stock method.

Holders of our Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A preferred stock”) participated in dividends on an as-converted basis when declared on common stock. As a result, our Series A preferred stock met the definition of a participating security which requires us to apply the two-class method to compute both basic and diluted net income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as our Series A preferred stock was a participating security, we are required to calculate diluted net income per share under the if-converted method in addition to the two-class method and utilize the most dilutive result. In periods where there is a net loss, no allocation of undistributed net loss to preferred stockholders was performed as the holders of our Series A preferred stock were not contractually obligated to participate in our losses.

	Fiscal Year
	2021	2020	2019

	(In thousands, except per share data)

Basic net income/(loss) per common share:
Net income/(loss)	$72,373	$(253,365)	$127,293
Dividends on Series A preferred stock	(18,661)	(13,485)	—
Direct and incremental Series A preferred stock issuance costs	—	(10,257)	—
Undistributed earnings allocated to Series A preferred stock	(4,581)	—	—
Net income/(loss) available to common stockholders	49,131	(277,107)	127,293
Basic weighted-average shares outstanding	47,529	43,869	43,949
Basic net income/(loss) per common share	$1.03	$(6.32)	$2.90

Diluted net income/(loss) per common share:
Net income/(loss) available to common stockholders	49,131	(277,107)	127,293
Reallocation of undistributed earnings to Series A preferred stock	85	—	—
Net income/(loss) available to common stockholders for diluted EPS	49,216	(277,107)	127,293
Basic weighted-average shares outstanding	47,529	43,869	43,949
Dilutive effect of equity awards (1)	981	—	596
Diluted weighted-average shares outstanding (2)	48,510	43,869	44,545
Diluted net income/(loss) per common share	$1.01	$(6.32)	$2.86
(1)	Shares of common stock equivalents of 1.9 million, 4.0 million and 2.3 million for fiscal 2021, 2020 and 2019, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.
(2)	Our Notes of $345 million were excluded from the diluted calculation due to their anti-dilutive effect.

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity during a period except those resulting from investment by and distribution to owners. Our comprehensive income consists of net income/(loss), unrealized losses on our interest rate swap and translation gains and losses related to our Canadian restaurant operations.

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

As further discussed in Note 12, we issued certain Notes during the second quarter of fiscal 2021, and the accounting for these instruments was based on the guidance in ASU 2020-06. Additionally, the impact on diluted earnings per share of the Notes was calculated based on the if-converted method, as further described in Note 1.

2. Acquisition Pro Forma Results of Operations (unaudited)

The following pro forma results of operations for fiscal 2019 give effect to the Acquisition as if it had occurred on January 1, 2019 (in thousands):

Revenues	$2,732,901
Net income	74,949
Net income per share:
Basic	1.71
Diluted	$1.68

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

In the opinion of the Company’s management, the unaudited pro forma financial information includes all significant necessary adjustments that can be factually supported to reflect the effects of the Acquisition and related transactions. The unaudited pro forma financial information is provided for informational purposes only and is not necessarily indicative of what our actual results of operations would have been had the Acquisition and related transactions been completed as of January 1, 2019 or that may be achieved in the future.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 28, 2021
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$92,588	$—	$—
Non-qualified deferred compensation liabilities	(92,012)	—	—
Acquisition-related deferred consideration	—	(21,642)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(23,894)

	December 29, 2020
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$83,485	$—	$—
Non-qualified deferred compensation liabilities	(83,702)	—	—
Interest rate swap	—	(4,591)	—
Acquisition-related deferred consideration	—	(38,119)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(7,465)

Changes in the fair value of non-qualified deferred compensation assets and liabilities are recognized in interest and other expense, net in our consolidated statements of income. Changes in the fair value of the acquisition-related deferred and contingent consideration and compensation liabilities are recognized in acquisition-related contingent consideration, compensation and amortization expense/(benefit) in our consolidated statements of income. See Note 14 for information regarding the financial statement classification of fair value changes in our interest rate swap.

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Fiscal year ended
	December 28, 2021	December 29, 2020

Beginning balance	$7,465	$13,218
Change in fair value	16,429	(5,753)
Ending balance	$23,894	$7,465

The fair value of the Acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model was $0 to $204.0 million at December 28, 2021 and $0 to $32.0 million at December 29, 2020. Results could change materially if different estimates and assumptions were used. The significant increase in the fair value of the contingent consideration and compensation liabilities during fiscal 2021 primarily related to the impact of an amendment to the Acquisition agreement that, among other things, extended the measurement period through fiscal 2026, as well as to an increase in fiscal 2021 revenues and estimated future revenues utilized in the fair value calculation.

The fair values of our cash and cash equivalents, accounts receivable, income taxes receivable, other receivables, prepaid expenses, accounts payable, income taxes payable and other accrued expenses approximate their carrying amounts due to their short duration.

As of December 28, 2021, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of December 28, 2021 was approximately $309.8 million and determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. See Note 12 for further discussion of the Notes.

4.    Accounts and Other Receivables

Accounts and other receivables consisted of (in thousands):

	Fiscal year ended
	December 28, 2021	December 29, 2020

Gift card distributors(1)	$38,564	$26,046
Bakery customers	18,457	16,176
Insurance providers	9,193	8,991
Delivery partner	6,873	8,449
Other(2)	27,417	16,125
Total	$100,504	$75,787
(1)	The increase stems from the impact of the COVID-19 pandemic on our business in the prior year.
(2)	The increase primarily relates to an Employee Retention Credit receivable associated with the CARES Act, as well as timing of tenant improvement and vendor rebate collections.

5.    Inventories

Inventories consisted of (in thousands):

	Fiscal year ended
	December 28, 2021	December 29, 2020

Restaurant food and supplies	$27,877	$24,282
Bakery finished goods and work in progress	7,951	7,861
Bakery raw materials and supplies	7,011	7,145
Total	$42,839	$39,288

6.    Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	Fiscal year ended
	December 28, 2021	December 29, 2020

Gift card contract assets	$18,468	$17,955
Other	17,978	17,355
Total	$36,446	$35,310

7.    Property and Equipment

Property and equipment consisted of (in thousands):

	Fiscal year ended
	December 28, 2021	December 29, 2020

Land and related improvements	$15,852	$15,852
Buildings	44,049	44,049
Leasehold improvements	1,188,848	1,154,400
Furnishings, fixtures and equipment	550,416	530,614
Computer software and equipment	54,853	51,678
Restaurant smallwares	35,285	34,009
Construction in progress	35,071	46,486

Property and equipment, total	1,924,374	1,877,088
Less: Accumulated depreciation	(1,182,628)	(1,102,951)
Property and equipment, net	$741,746	$774,137

Depreciation expenses related to property and equipment for fiscal 2021, 2020 and 2019 were $89.4 million, $91.1 million and $88.0 million, respectively. Repair and maintenance expenses for fiscal 2021, 2020 and 2019 were $71.1 million, $56.6 million and $56.3 million, respectively. Net expense for property and equipment disposals was $1.1 million, $0.6 million and $0.9 million, in fiscal 2021, 2020 and 2019, respectively.

8.    Intangible Assets, net

The following table presents components of intangible assets, net (in thousands):

	Fiscal year ended
	December 28, 2021	December 29, 2020
Indefinite-lived intangible assets:
Goodwill	$1,451	$1,451
Trade names and trademarks	233,767	233,676
Transferable alcoholic beverage licenses	7,446	7,753
Total indefinite-lived intangible assets	242,664	242,880
Definite-lived intangible assets, net:
Licensing agreements	5,690	7,320
Non-transferable alcoholic beverage licenses	3,347	2,960
Total definite-lived intangible assets	9,037	10,280
Total intangible assets, net	$251,701	$253,160

Amortization expenses related to our definite-lived intangible assets were $0.7 million, $0.7 million and $0.3 million for fiscal 2021, 2020 and 2019, respectively. Definite-lived intangible assets will be amortized over one to 54 years.

We performed our annual assessment of indefinite-lived intangible assets as of the first day of our fiscal fourth quarter of fiscal 2021 and concluded there was a $1.3 million impairment of our licensing agreements.

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

Based on the results of this assessment, we recorded goodwill impairment expense related to the Other FRC, North Italia and Flower Child operating segments of $33.8 million, $27.7 million and $17.9 million, respectively. In addition, we recorded impairment expense of $101.0 million and $2.3 million related to trade names and trademarks, and licensing agreements, respectively. More than half of the total impairment amount was driven by the impact on our market capitalization, with the balance related to lower future cash flow estimates. The reduced projections stemmed primarily from our decision to delay fiscal 2020 unit development, thereby moving our expected unit growth trajectory out by one year. The cash flow estimates assumed that average unit volumes and margins would substantially return to pre-COVID-19 levels by mid-fiscal 2021. We performed our annual assessment of indefinite-lived intangible assets as of the first day of our fiscal fourth quarter of fiscal year 2020 and concluded there was no further impairment of these assets, other than $0.4 million of expense related to transferable alcoholic beverage licenses.

9.    Other Assets

Other assets consisted of (in thousands):

	Fiscal year ended
	December 28, 2021	December 29, 2020

Non-qualified deferred compensation assets	$92,588	$83,485
Deferred income taxes	57,634	37,885
Other	7,630	6,001
Total	$157,852	$127,371

10.    Gift Cards

The following tables present information related to gift cards (in thousands):

	Fiscal year ended
	December 28, 2021	December 29, 2020
Gift card liabilities:
Beginning balance	$184,655	$187,978
Activations	144,892	110,670
Redemptions and breakage	(118,365)	(113,993)
Ending balance	$211,182	$184,655

	Fiscal year ended
	December 28, 2021	December 29, 2020
Gift card contract assets: (1)
Beginning balance	$17,955	$23,172
Deferrals	15,852	12,348
Amortization	(15,339)	(17,565)
Ending balance	$18,468	$17,955
(1)	Included in prepaid expenses on the consolidated balance sheets.

The significant increases in activations, redemptions and breakage during fiscal 2021 compared to fiscal 2020 stem from the impact of the COVID-19 pandemic on our business in the prior year.

11.    Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	Fiscal year ended
	December 28, 2021	December 29, 2020

Self-insurance	$67,649	$62,567
Salaries and wages (1)	67,489	37,124
Staff member benefits	28,489	26,686
Payroll and sales taxes (2)	22,944	24,316
Deferred consideration (3)	11,250	16,740
Other	41,366	43,028
Total	$239,187	$210,461
(1)	The increase in accrued salaries and wages is primarily due to lower labor expenses in the prior year due to impact of the COVID-19 pandemic.
(2)	The decrease in accrued payroll and sales taxes represents the repayment of certain payroll taxes that were deferred in fiscal 2020 under the CARES Act, partially offset by increased payroll and sales tax accruals due to lower labor and revenues, respectively, in fiscal 2020 due to the impact of the COVID-19 pandemic.
(3)	The decrease during fiscal 2021 represents payment of deferred consideration per the Acquisition agreement.

12.    Long-Term Debt

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

The Second Amendment, among other things, (i) extended the prior covenant relief period during which the testing of the net adjusted debt to EBITDAR ratio covenant (the “Net Adjusted Leverage Ratio”) and the EBITDAR to interest and rent expense ratio covenant (the “EBITDAR Ratio”) was suspended until the quarter ending December 28, 2021 (the “Covenant Relief Period”), (ii) continued to impose a monthly Liquidity covenant of $100 million (with Liquidity being the sum of (a) unrestricted cash and cash equivalents and (b) the unused portion of the Revolving Facility) until the Company demonstrated compliance with the financial covenants as of the quarter ending December 28, 2021, (iii) provided that the obligations thereunder be secured by a first priority security interest in substantially all of our and any guarantor’s property, with such property to be released upon (a) the termination of the Covenant Relief Period, (b) the Company’s compliance with the Net Adjusted Leverage Ratio and the EBITDAR Ratio as of the quarter ending on March 29, 2022, (c) neither the Company nor any of the guarantors having incurred unsecured debt using certain debt baskets under the Revolving Facility unless such debt is convertible debt or subordinated on customary debt subordination terms reasonably acceptable to the administrative agent and (d) no default or event of default having occurred or continuing, (iv) amended certain negative covenants during the Covenant Relief Period, including certain restrictions on capital expenditures, restricted payments, investments and indebtedness, and (v) permitted the payment of cash dividends with respect to our Series A Convertible Preferred Stock, par value $0.01 per share (“Series A preferred stock”) for each fiscal quarter of 2021 in an amount not to exceed $5.25 million per quarter. Subsequent to the Covenant Relief Period, we are required to maintain (i) a maximum Net Adjusted Leverage Ratio of 4.75 and (ii) a minimum EBITDAR Ratio of 1.9.

Borrowings under the Amended Credit Agreement during the Covenant Relief Period bear interest, at our option, at a rate equal to either: (i) the adjusted LIBO Rate (as customarily defined, the “Adjusted LIBO Rate”) plus 2.5%, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) 1.5%. During the Covenant Relief Period, we also incurred a fee of 0.4% on the daily amount of unused commitments.

Subsequent to the Covenant Relief Period, borrowings under the Amended Credit Agreement will bear interest, at our option, at a rate equal to either: (i) the Adjusted LIBO Rate plus a margin that is based on our net adjusted leverage ratio, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin that is based on our net adjusted leverage ratio. Subsequent to the Covenant Relief Period, we will also incur a fee of 0.1% to 0.2% on the daily amount of unused commitments.

Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with the Amended Credit Agreement. At December 28, 2021, we had net availability for borrowings of $240.1 million, based on a $130.0 million outstanding debt balance and $29.9 million in standby letters of credit. Our Liquidity balance at December 28, 2021 was $443.7 million, and we were in compliance with all covenants under the Amended Credit Agreement in effect at that date.

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

As of December 28, 2021, the Notes had a gross principal balance of $345.0 million and a balance of $336.0 million, net of unamortized issuance costs of $9.0 million. The unamortized balance of issuance costs was recorded as a contra-liability and netted with long-term debt on our condensed consolidated balance sheets. Total amortization expense was $1.1 million fiscal 2021 and was included in interest expense in the consolidated statements of income/(loss). The effective interest rate for the Notes was 0.96% as of December 28, 2021.

13.    Leases

Components of lease expense were as follows (in thousands):

	Fiscal year
	2021	2020	2019
Operating	$131,834	$129,431	$112,048
Variable	73,909	58,863	66,689
Short-term	283	414	368
Total	$206,026	$188,708	$179,105

Supplemental information related to leases (in thousands, except percentages):

	Fiscal Year
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$138,715	$115,273
Right-of-use assets obtained in exchange for new operating lease liabilities	50,953	46,068
Weighted-average remaining lease term — operating leases (in years)	15.6	16.2
Weighted-average discount rate — operating leases	5.1%	5.1%

As of December 28, 2021, the maturities of our operating lease liabilities were as follows (in thousands):

2022	$135,191
2023	134,044
2024	131,861
2025	131,286
2026	129,088
Thereafter	1,343,279
Total future lease payments	2,004,749
Less: Interest	(654,662)
Present value of lease liabilities	$1,350,087

Operating lease liabilities include $816.0 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $151.6 million of legally binding minimum lease payments for leases signed but not yet commenced.

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

Our only derivative is the aforementioned interest rate swap, which is designated as a cash flow hedge. Therefore, changes in fair value are initially included as a component of accumulated other comprehensive loss (AOCL) and subsequently reclassified to earnings as interest expense when the hedged forecasted transaction occurs. Any ineffective portion of changes in the fair value are immediately recognized in earnings as interest expense. We classify cash inflows and outflows from derivatives within operating activities on the consolidated statements of cash flows. No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings in fiscal 2021 or fiscal 2020.

The following table summarizes the changes in AOCL, net of tax, related to the interest rate swap (in thousands):

	Fiscal year ended
	December 28, 2021	December 29, 2020

Beginning balance	$(3,464)	$—
Other comprehensive loss before reclassifications	2,514	(4,612)
Amounts reclassified from AOCI	950	1,148
Other comprehensive loss, net of tax	3,464	(3,464)
Ending balance	$—	$(3,464)

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

15.   Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	Fiscal year ended
	December 28, 2021	December 29, 2020

Non-qualified deferred compensation liabilities	$92,012	$83,702
Deferred consideration (1)	10,392	21,379
Contingent consideration and compensation liabilities (2)	23,894	7,465
Payroll taxes (3)	—	18,308
Other	21,102	18,871
Total	$147,400	$149,725
(1)	The decrease during fiscal 2021 represents payment of deferred consideration per the Acquisition agreement.
(2)	The increase during fiscal 2021 primarily relates to the impact of an amendment to the Acquisition agreement, as well as to an increase in revenues utilized in the fair value calculation.
(3)	The decrease represents the repayment in fiscal 2021 of certain payroll taxes that were deferred in fiscal 2020 under the CARES Act.

16.   Commitments and Contingencies

Purchase obligations, which include inventory purchases, equipment purchases, information technology and other miscellaneous commitments, were $139.5 million and $91.6 million at December 28, 2021 and December 29, 2020, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services rendered. Real estate obligations, which include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced, were $151.6 million and $130.5 million at December 28, 2021 and December 29, 2020, respectively.

The Acquisition agreement included a deferred consideration provision, of which the remaining balance is due in two equal payments of $11.3 million during fiscal 2022 and 2023. This balance includes an indemnity escrow amount of $13.0 million specifically related to the acquired businesses other than North Italia. The Acquisition agreement also included a contingent consideration provision which is payable annually from 2022 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child) during the five years after Closing. The liability for this contingent consideration provision was $23.9 million at December 28, 2021. See Note 3 for discussion of the fair value measurement of this liability. We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after Closing.

As credit guarantees to insurers, we had $29.9 million and $23.4 million at December 28, 2021 and December 29, 2020, respectively, in standby letters of credit related to our self-insurance liabilities. All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and other insurable risks. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date. The total accrued liability for our self-insured plans was $67.6 million and $62.6 million at December 28, 2021 and December 29, 2020, respectively.

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

On June 22, 2018, the Internal Revenue Service issued a Notice of Deficiency in which they disallowed $8.0 million of our §199 Domestic Production Activities Deduction for tax years 2010, 2011 and 2012. On September 11, 2018 we petitioned the United States Tax Court for a redetermination of the deficiency. The tax court has assigned docket number 18150-18 to our case. On June 30, 2021, the judge issued a ruling on certain procedural motions filed by the parties and set a timeline to conclude discovery and determine if the matter will proceed to trial. The parties have entered into discussions to resolve the matter without trial, and we have reserved an immaterial amount in anticipation of settlement.

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

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including in the event of a termination without cause, an acquirer failure to assume or continue equity awards following a change in control of the Company or, otherwise, in the event of death or disability as defined in those agreements. Aggregate payments totaling approximately $3.2 million, excluding accrued potential bonuses of $3.0 million, which are subject to approval by the Compensation Committee, would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of December 28, 2021. In addition, the employment agreement with our Chief Executive Officer specifies an annual founder’s retirement benefit of $650,000 for ten years, commencing six months after termination of his full-time employment.

17.   Stockholders’ Equity and Series A Convertible Preferred Stock

Common Stock Issuance

On June 15, 2021, we issued 3.125 million shares of our common stock for $175.0 million. In connection with the issuance, we incurred direct and incremental costs of $8.0 million.

Common Stock - Dividends and Share Repurchases

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Credit Agreement, in March 2020, our Board suspended the quarterly dividend on our common stock, as well as share repurchases. Prior to this suspension, our Board declared cash dividends of $0.36 per common share for the first quarter of fiscal 2020. Cash dividends of $1.38 per common share were declared during fiscal 2019. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Amended Credit Agreement and applicable law, and such other factors that the Board considers relevant. (See Note 12 for further discussion of our long-term debt.)

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.1 million shares at a total cost of $1,702.5 million through December 28, 2021. During fiscal 2021, 2020 and 2019, we repurchased 0.1 million, 0.1 million and 1.1 million shares of our common stock at a cost of $5.8 million, $3.6 million and $51.0 million, respectively. The share repurchases in fiscal 2021 and 2020 were solely in conjunction with satisfying tax withholding obligations on vested restricted share awards. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock.

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

Series A Convertible Preferred Stock

On April 20, 2020, we issued 200,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A preferred stock”) for an aggregate purchase price of $200 million, or $1,000 per share. In connection with the issuance, we incurred direct and incremental costs of $10.3 million, including financial advisory fees, closing costs, legal expenses, a commitment fee and other offering-related expenses. These direct and incremental costs reduced the Series A preferred stock balance at the issuance date and were recognized through retained earnings on June 30, 2020, the first measurement date. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2021, we recorded a $4.8 million cumulative adjustment to retained earnings to reverse beneficial conversion features recorded during fiscal 2020.

The Series A preferred stock ranked senior to our common stock with respect to dividends and distributions on liquidation, winding-up and dissolution upon which each share of Series A preferred stock would be entitled to receive an amount per share equal to the greater of (i) the purchase price (without giving effect to the commitment fee), plus all accrued and unpaid dividends (the “Liquidation Preference”) and (ii) the amount that the holder of the Series A preferred stock would have been entitled to receive at such time if the Series A preferred stock were converted into common stock.

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

During the first quarter of fiscal 2021, we declared a cash dividend of $5.1 million, or $25.35 per share, on the Series A preferred stock. During the second quarter of fiscal 2021, $13.6 million in payments were made in connection with the conversion of the Series A preferred stock, consisting of $3.9 million, or $19.72 per share of accrued dividends and $9.7 million of an inducement, which is also deemed to be a dividend.

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

On April 5, 2017, our Board approved an amendment to our 2010 Stock Incentive Plan to increase the number of shares of common stock reserved for grant under the plan to 12.7 million shares from 9.2 million shares. This amendment was approved by our stockholders at our annual meeting held on June 8, 2017. On April 4, 2019, our Board adopted The Cheesecake Factory Incorporated Stock Incentive Plan. This plan was approved by our stockholders at our annual meeting held on May 30, 2019. The maximum number of shares of common stock available for grant under this plan is 4.8 million shares plus 1.8 million shares, which, as of May 30, 2019, were available for issuance under our 2010 Stock Incentive Plan, plus 1.9 million shares which may become available for issuance under The Cheesecake Factory Incorporated Stock Incentive Plan due to forfeiture or lapse of awards under our 2010 Stock Incentive Plan following May 30, 2019. Approximately 4.0 million of these shares were available for grant as of December 28, 2021.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Fiscal Year
	2021	2020	2019

Labor expenses	$8,856	$7,753	$6,233
Other operating costs and expenses	311	309	274
General and administrative expenses	13,821	13,288	12,866
Total stock-based compensation	22,988	21,350	19,373
Income tax benefit	5,646	5,245	4,760
Total stock-based compensation, net of taxes	$17,342	$16,105	$14,613

Capitalized stock-based compensation (1)	$194	$207	$226
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

We did not issue any stock options during fiscal 2021. The weighted-average fair value at the grant date for options issued during fiscal 2020 and 2019 was $6.66 and $9.84 per share, respectively. The fair value of options was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions for fiscal 2020 and 2019, respectively: (a) an expected option term of 6.9 years in all fiscal years presented, (b) expected stock price volatility of 25.7% and 26.3%, (c) a risk-free interest rate of 1.5% and 2.6%, and (d) a dividend yield on our stock of 3.6% and 2.9%.

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

Stock option activity during fiscal 2021 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value(1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	2,294	$45.35	5.0	$307
Granted	—	$—
Exercised	(577)	$42.97
Forfeited or cancelled	(1)	$61.50
Outstanding at end of year	1,716	$46.14	5.1	$—

Exercisable at end of year	864	$48.97	3.5	$—
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal year-end date.

The total intrinsic value of options exercised during fiscal 2021, 2020 and 2019 was $7.1 million, $0.1 million and $4.3 million, respectively. As of December 28, 2021, total unrecognized stock-based compensation expense related to unvested stock options was $4.7 million, which we expect to recognize over a weighted-average period of approximately 2.5 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2021 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at beginning of year	2,008	$43.70
Granted	661	$49.57
Vested	(320)	$48.12
Forfeited	(226)	$44.06
Outstanding at end of year	2,123	$44.82

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted-average fair value for restricted shares and restricted share units issued during fiscal 2021, 2020 and 2019 was $49.57, $37.94 and $45.02, respectively. The fair value of shares that vested during fiscal 2021, 2020 and 2019 was $15.4 million, $15.6 million and $15.8 million, respectively. As of December 28, 2021, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $44.0 million, which we expect to recognize over a weighted-average period of approximately 2.9 years.

19.   Employee Benefit Plans

We have defined contribution benefit plans in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plans”) that are open to our staff members who meet certain compensation and eligibility requirements. Participation in the 401(k) Plans is currently open to staff members from our restaurant concepts, bakery facilities, corporate office and FRC headquarters. The 401(k) Plans allow participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plans. We currently match in cash a certain percentage of the staff member contributions to the 401(k) Plans and also pay a portion of the administrative costs. Expense recognized in fiscal 2021, 2020 and 2019 was $2.1 million, $1.8 million and $1.2 million, respectively.

We have also established non-qualified deferred compensation plans (“Non-Qualified Plans”) for our executive officers and a select group of management and/or highly compensated staff members. The Non-Qualified Plans allow participating staff members to defer the receipt of a portion of their base compensation and bonuses.  Non-employee directors may also participate in the Non-Qualified Plans and defer the receipt of their earned director fees. We currently match in cash a certain percentage of the staff member contributions to the Non-Qualified Plans and also pay for the administrative costs. We do not match any contributions made by non-employee directors. Expense recognized in fiscal 2021, 2020 and 2019 was $1.2 million, $1.3 million and $1.2 million, respectively.

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

We maintain self-insured medical and dental benefit plans for our staff members. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in other accrued expenses, was $15.3 million and $14.8 million as of December 28, 2021 and December 29, 2020, respectively. (See Note 1 for further discussion of accounting for our self-insurance liabilities.)

20.   Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2021	2020	2019

Income/(Loss) before income taxes	$71,620	$(356,036)	$140,334
Income tax (benefit)/provision:
Current:
Federal	$15,746	$(38,414)	$8,211
State	4,350	2,971	7,027
Total current	20,096	(35,443)	15,238
Deferred:
Federal	(20,434)	(52,607)	(3,695)
State	(415)	(14,621)	1,498
Total deferred	(20,849)	(67,228)	(2,197)
Total (benefit)/provision	$(753)	$(102,671)	$13,041

The following reconciles the U.S. federal statutory rate to the effective tax rate:

	Fiscal Year
	2021	2020	2019

U.S. federal statutory rate	21.0%	21.0%	21.0%
State and district income taxes, net of federal benefit	4.2	2.6	4.9
Credit for FICA taxes paid on tips	(24.2)	2.1	(12.8)
Other credits and incentives	(4.2)	0.3	(1.4)
Impact of net operating loss carryback	(6.3)	3.4	—
Deferred compensation	(2.9)	0.6	(1.7)
Equity compensation	0.0	(0.4)	(0.2)
Uncertain tax positions	10.3	0.0	0.0
Other	1.0	(0.8)	(0.5)
Effective tax rate	(1.1)%	28.8%	9.3%

On March 27, 2020, the CARES Act was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions allowing for the carryback of net operating losses generated in fiscal years 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property (“QIP”). During fiscal 2021, we filed a refund claim in the amount of $18.4 million for our fiscal 2020 net operating loss carryback and in January 2022, we filed amended returns for tax years 2018 and 2019 requesting total refunds of $21.3 million for credits released by our fiscal 2020 loss carryback. The effects of these claims were primarily included in our fiscal 2020 provision for income taxes, using estimates based on the best information available at the time we prepared our fiscal 2020 consolidated financial statements, and were adjusted to as-filed actual amounts in our fiscal 2021 provision for income taxes. Except for the increase to our loss carryback resulting from the remittance of all of our deferred FICA taxes as discussed below, these adjustments had a minor effect on our fiscal 2021 provision for income taxes.

The CARES Act also allowed eligible employers to defer the remittance of certain FICA taxes otherwise payable during calendar year 2020 and remit half of such deferred amounts on or before December 31, 2021 and half on or before December 31, 2022. We deferred approximately $36.6 million of FICA tax remittances under this provision. We previously planned to remit the first half of the deferred FICA taxes within 8.5 months of year-end 2020 to secure a fiscal 2020 tax deduction and we recorded the effects of that planned remittance in our fiscal 2020 provision for income taxes. Prior to filing our 2020 federal tax return and within 8.5 months of year-end 2020, we remitted all of the deferred FICA taxes, which increased the value of our fiscal 2020 loss carryback by $4.3 million. We recorded the effects of this increased remittance in our fiscal 2021 provision for income taxes.

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	December 28, 2021	December 29, 2020
Deferred tax assets:
Staff member benefits	$36,295	$33,419
Insurance reserves	12,897	11,460
Operating lease liability	315,403	319,274
Deferred income	33,075	31,119
Tax credit carryforwards	34,871	37,107
Goodwill	19,103	15,632
Stock-based compensation	10,122	9,937
State and foreign net operating loss carryforwards	3,005	3,536
Derivative asset	—	1,409
Other	1,063	1,466
Subtotal	465,834	464,359
Less: Valuation allowance	(1,036)	(1,041)
Total	$464,798	$463,318

Deferred tax liabilities:
Property and equipment	$(109,019)	$(124,634)
Prepaid expenses	(7,312)	(7,027)
Inventory	(7,802)	(7,766)
Accrued rent	(5,087)	(4,947)
Operating lease asset	(277,220)	(280,845)
Other	(724)	(214)
Total	$(407,164)	$(425,433)

Net deferred tax asset/(liability)	$57,634	$37,885

At December 28, 2021 and December 29, 2020, we had $33.6 million and $35.6 million, respectively of U.S. federal credit carryforwards which begin to expire in 2038 and $64.6 million and $79.5 million, respectively, of state net operating loss carryforwards with statutory carryforward periods ranging from 5 years to no expiration period. The earliest year that a material state net operating loss will expire is 2032. At December 28, 2021 and December 29, 2020, we had $1.7 million and $1.9 million, respectively, of state hiring and investment credits which begin to expire in 2024. At both December 28, 2021 and December 29, 2020, we had $2.7 million of foreign net operating loss carryforwards which begin to expire in 2038.

We assess the available evidence to estimate if these carryforwards and our other deferred tax assets will be realized. We concluded that a substantial portion of our deferred tax assets are more likely than not to be realized by reversals of existing taxable temporary differences and that forecasted future taxable income, exclusive of reversing temporary differences, will result in realization of a substantial portion of the remainder. We did not need to consider tax planning strategies in this analysis. Based on this evaluation, at both December 28, 2021 and December 29, 2020 we carried a valuation allowance of $1.0 million to reflect the amount that we will likely not realize. This assessment could change if estimates of future taxable income during the carryforward period are revised. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2010.

At December 28, 2021, we had a reserve of $4.8 million for uncertain tax positions, all of which would favorably impact our effective income tax rate if resolved in our favor. A reconciliation of the beginning and ending amount of our uncertain tax positions is as follows (in thousands):

	Fiscal Year
	2021	2020	2019

Balance at beginning of year	$655	$704	$830
Additions related to prior year tax positions	4,157	—	—
Additions related to current period tax positions	(13)	(49)	13
Reductions related to settlements with taxing authorities and lapses of statutes of limitations	—	—	(139)
Balance at end of year	$4,799	$655	$704

At December 28, 2021 and December 29, 2020, we had $3.6 million and $0.3 million, respectively of accrued interest and penalties related to uncertain tax positions. We believe it is reasonably possible that the balance of uncertain tax positions at December 28, 2021 will decrease by $1.8 million during the next twelve months as a result of an anticipated settlement of our litigation regarding Section 199 deductions.

21.   Segment Information

Our operating segments, the businesses for which our management reviews discrete financial information for decision-making purposes, are comprised of The Cheesecake Factory, North Italia, Flower Child, the other FRC brands, our bakery division and Grand Lux Cafe. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments (Flower Child, our bakery division and Grand Lux Cafe) along with our businesses that don’t qualify as operating segments (RockSugar Southeast Asian Kitchen and Social Monk Asian Kitchen) are combined in Other. Unallocated corporate expenses, capital expenditures and assets are also combined in Other.

Segment information is presented below (in thousands):

	Fiscal Year (1)
	2021	2020	2019
Revenues:
The Cheesecake Factory restaurants	$2,293,225	$1,585,008	$2,180,882
North Italia	171,901	102,585	35,268
Other FRC	182,175	96,856	39,335
Other	280,239	198,776	227,207
Total	$2,927,540	$1,983,225	$2,482,692

Income/(loss) from operations:
The Cheesecake Factory restaurants	$242,599	$45,540	$258,374
North Italia	8,624	(77,371)	1,608
Other FRC	16,323	(77,026)	5,309
Other(2)	(185,228)	(238,580)	(161,693)
Total	$82,318	$(347,437)	$103,598

Depreciation and amortization:
The Cheesecake Factory restaurants	$65,987	$67,514	$70,971
North Italia	4,078	3,608	829
Other FRC	4,802	4,090	1,037
Other	14,787	16,203	15,296
Total	$89,654	$91,415	$88,133

Impairment of assets and lease termination expenses:
The Cheesecake Factory restaurants	$11,904	$3,261	$8,888
North Italia	—	71,782	—
Other FRC	1,305	73,049	—
Other	4,930	71,241	9,359
Total	$18,139	$219,333	$18,247

Preopening costs:
The Cheesecake Factory restaurants	$4,868	$4,206	$9,967
North Italia	4,510	2,578	1,297
Other FRC	3,188	1,324	49
Other	1,145	2,348	1,836
Total	$13,711	$10,456	$13,149

Capital expenditures:
The Cheesecake Factory restaurants	$31,832	$33,154	$59,045
North Italia	12,539	8,436	2,318
Other FRC	13,524	3,754	5,072
Other	9,048	4,985	7,330
Total	$66,943	$50,329	$73,765

Total assets:
The Cheesecake Factory restaurants	$1,653,161	$1,671,733	$1,701,418
North Italia	270,029	270,218	297,840
Other FRC	276,369	308,866	310,414
Other	598,566	496,237	530,921
Total	$2,798,125	$2,747,054	$2,840,593
(1)	We completed the acquisition of North Italia and the remaining business of FRC on October 2, 2019. The results of the acquired businesses are included in our consolidated financial statements as of the acquisition date.

(2)	Fiscal 2021, 2020 and fiscal 2019 include $19.5 million, ($1.2) million and $6.3 million, respectively, of acquisition-related expense/(benefit). These amounts were recorded in acquisition-related costs and acquisition-related contingent consideration, compensation and amortization expense/(benefit) in the consolidated statements of income.

22.   Subsequent Events

None.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Form of Reorganization Agreement(P)	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

2.2	Purchase Agreement, dated as of November 14, 2016, as amended by Amendment & Option Exercise Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto#	10-Q	000-20574	2.1	11/8/19

2.3	First Amendment to Option Exercise Agreement and Second Amendment to Purchase Agreement and Operating Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto#	10-Q	000-20574	2.2	11/8/19

2.4	Membership Interest Purchase Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, the Sellers party thereto, SWF Posse LLC, as Seller’s representative, and, solely for limited purposes set forth therein, The Cheesecake Factory Incorporated#†	10-Q	000-20574	2.3	11/8/19

2.5	First Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#	10-Q	000-20574	2.4	11/8/19

2.6	Second Amendment to Membership Interest Purchase Agreement, dated as of June 1, 2021, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#†	10-Q	000-20574	2.1	8/4/21

2.7	Third Amendment to Membership Interest Purchase Agreement, dated as of January 7, 2022, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#†	-	-	-	Filed herewith

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18

3.2	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09

3.3	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of The Cheesecake Factory Incorporated	10-Q	000-20574	3.1	8/6/18

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.4	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20

4.1	Description of The Cheesecake Factory Incorporated’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act	10-K	000-20574	4.1	3/11/20

4.2	Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.1	6/15/21

4.3	First Supplemental Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.2	6/15/21

4.4	Form of certificate representing the 0.375% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.3)	8-K	000-20574	4.2	6/15/21

10.1.1	Employment Agreement, effective as of April 1, 2017, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/22/17

10.1.2	First Amendment to Employment Agreement, effective as of April 1, 2018, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/21/18

10.2	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and David M. Gordon*	10-K	000-20574	10.6	3/2/17

10.3	Employment Agreement, effective as of July 7, 2017, between The Cheesecake Factory Incorporated and Matthew E. Clark*	8-K	000-25074	99.1	6/13/17

10.4	Employment Agreement, effective as of May 14, 2018, between The Cheesecake Factory Incorporated and Scarlett May*	10-Q	000-25074	10.10	5/11/18

10.5	Employment Agreement, effective as of February 13, 2019, between The Cheesecake Factory Incorporated and Keith T. Carango*	10-K	000-20574	10.8	3/4/19

10.6.1	Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	10-K	000-25074	10.20	3/2/17

10.6.2	First Amendment to The Cheesecake Factory Incorporated Executive Savings Plan as amended and restated November 7, 2016*	10-K	000-25074	10.11.1	2/28/18

10.7.1	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07

10.7.2	Indemnification Agreement, dates as of April 20, 2020, between The Cheesecake Factory Incorporated and Paul D. Ginsberg*	10-Q	000-25074	10.2	6/22/20

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.8.1	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05

10.8.2	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

10.8.3	Second Amendment to Inducement Agreement dated as of May 7, 2015	10-K	000-25704	10.24	3/2/17

10.9.1	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11

10.9.2	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

10.9.3	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14

10.9.4	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended May 28, 2015*	DEF 14A	000-20574	Appendix A	4/17/15

10.9.5	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 5, 2017*	DEF 14A	000-20574	Appendix A	4/25/17

10.10	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10

10.11	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12

10.12	Form of Notice of Stock Option Grant and Agreement and/or Restricted Stock Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after March 6, 2014*	8-K	000-20574	99.1	3/7/14

10.13	Form of Notice of Grant and Stock Option Agreement and/or Stock Unit Agreement under the 2010 Stock Incentive Plan, for equity grants made after March 3, 2016*	8-K	000-20574	99.2	3/4/16

10.14.1	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.1	2/28/18

10.14.2	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP II under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.2	2/28/18

10.14.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP III under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.3	2/28/18

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.14.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP IV under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.4	2/28/18

10.14.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP V under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.5	2/28/18

10.14.6	Form of Standard Notice of Grant and Restricted Share Agreement I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.6	2/28/18

10.14.7	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Senior Executive under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	8-K	000-20574	99.3	2/21/18

10.14.8	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under the 2010 Stock Incentive Plan, for equity grants made on or after February 13, 2019*	10-Q	000-20574	10.2	5/6/19

10.15.1	The Cheesecake Factory Incorporated Stock Incentive Plan*	8-K	000-20574	10.1	6/5/19

10.15.2	Form of Notice of Grant and Stock Unit Grant Agreement for Directors under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-Q	000-20574	10.1	6/22/20

10.15.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Executive Officers under The Cheesecake Factory Incorporated Stock Incentive Plan*	—	—	—	Filed herewith

10.15.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under The Cheesecake Factory Incorporated Stock Incentive Plan*	—	—	—	Filed herewith

10.15.5	Form of Notice of Grant and Restricted Share Agreement for MEP I under The Cheesecake Factory Incorporated Stock Incentive Plan*	—	—	—	Filed herewith

10.16	2015 Amended and Restated Performance Incentive Plan (Amended and Restated on September 2, 2020)*	8-K	000-20574	10.1	9/8/20

10.17.1	Third Amended and Restated Loan Agreement with JPMorgan Chase Bank, National Association dated as of July 30, 2019	10-Q	000-20574	10.1	11/8/19

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.17.2	First Amendment, dated as of May 1, 2020, to the Third Amended and Restated Loan Agreement, dated as of July 30, 2019, between The Cheesecake Factory Incorporated, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time part thereto	8-K	000-20574	10.1	5/5/20

10.17.3	Second Amendment to the Third Amended and Restated Loan Agreement, dated as of March 30, 2021, among The Cheesecake Factory Incorporated, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-20574	10.1	4/5/21

10.18.1	Registration Rights Agreement, dated April 20, 2020, by and between The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.2	4/20/20

10.19	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Executive Officers under The Cheesecake Factory Incorporated Stock Incentive Plan	10-Q	000-20574	10.02	5/3/21

10.20	Repurchase Agreement, dated as of June 10, 2021 among The Cheesecake Factory Incorporated and RC Cake 1 LLC, RC Cake 2 LLC and RC Cake 3 LLC	8-K	000-20574	10.1	6/15/21

10.21	Conversion Agreement, dated as of June 10, 2021 among The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.2	6/15/21

21.1	List of Subsidiaries	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

101.1	The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended December 28, 2021, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements	—	—	—	Filed herewith

104.1	The cover page of The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended December 28, 2021, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February, 2022.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 22, 2022
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ MATTHEW E. CLARK	Executive Vice President and	February 22, 2022
Matthew E. Clark	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Senior Vice President, Controller and	February 22, 2022
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ EDIE A. AMES	Director	February 22, 2022
Edie A. Ames

/s/ ALEXANDER L. CAPPELLO	Director	February 22, 2022
Alexander L. Cappello

/s/ KHANH COLLINS	Director	February 22, 2022
Khanh Collins

/s/ PAUL D. GINSBERG	Director	February 22, 2022
Paul D. Ginsberg

/s/ JEROME I. KRANSDORF	Director	February 22, 2022
Jerome I. Kransdorf

/s/ JANICE MEYER	Director	February 22, 2022
Janice Meyer

/s/ LAURENCE B. MINDEL	Director	February 22, 2022
Laurence B. Mindel

/s/ DAVID B. PITTAWAY	Director	February 22, 2022
David B. Pittaway

/s/ HERBERT SIMON	Director	February 22, 2022
Herbert Simon