Form 10-Q
period 2022-03-29
CHEESECAKE FACTORY INC
filed 2022-05-02
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2022

or

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

As of April 25, 2022, 52,786,422 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 29,	December 28,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$183,556	$189,627
Accounts and other receivable	66,451	100,504
Income taxes receivable	36,893	36,173
Inventories	46,680	42,839
Prepaid expenses	33,741	36,446
Total current assets	367,321	405,589
Property and equipment, net	744,751	741,746
Other assets:
Intangible assets, net	251,655	251,701
Operating lease assets	1,240,552	1,241,237
Other	149,462	157,852
Total other assets	1,641,669	1,650,790
Total assets	$2,753,741	$2,798,125

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,741	$54,086
Gift card liabilities	185,512	211,182
Operating lease liabilities	144,966	131,818
Other accrued expenses	202,217	239,187
Total current liabilities	594,436	636,273

Long-term debt	466,521	466,017
Operating lease liabilities	1,201,550	1,218,269
Other noncurrent liabilities	135,908	147,400
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $.01 par value, 200,000 shares authorized; none issued	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, other than Series A convertible preferred stock, 4,800,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 106,028,803 and 105,365,678 shares issued at March 29, 2022 and December 28, 2021, respectively	1,060	1,054
Additional paid-in capital	868,410	862,758
Retained earnings	1,192,335	1,169,150
Treasury stock, 53,236,854 and 53,139,172 shares at cost at March 29, 2022 and December 28, 2021, respectively	(1,706,447)	(1,702,509)
Accumulated other comprehensive loss	(32)	(287)
Total stockholders’ equity	355,326	330,166
Total liabilities, Series A convertible preferred stock and stockholders’ equity	$2,753,741	$2,798,125

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021

Revenues	$793,710	$627,417

Costs and expenses:
Cost of sales	188,501	135,875
Labor expenses	295,763	229,732
Other operating costs and expenses	207,635	181,533
General and administrative expenses	49,123	44,427
Depreciation and amortization expenses	21,505	22,006
Impairment of assets and lease termination expenses	207	594
Acquisition-related contingent consideration, compensation and amortization expenses	891	550
Preopening costs	1,764	3,856
Total costs and expenses	765,389	618,573
Income from operations	28,321	8,844
Interest and other expense, net	(1,461)	(2,694)
Income before income taxes	26,860	6,150
Income tax provision	3,697	2,282
Net income	23,163	3,868
Dividends on Series A preferred stock	—	(5,070)
Net income/(loss) available to common stockholders	$23,163	$(1,202)

Net income/(loss) per common share:
Basic	$0.46	$(0.03)
Diluted (Note 11)	$0.45	$(0.03)

Weighted-average common shares outstanding:
Basic	50,333	44,189
Diluted	51,013	44,189

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021

Net income	$23,163	$3,868
Other comprehensive gain:
Foreign currency translation adjustment	255	174
Unrealized gain on derivative, net of tax	—	1,738
Other comprehensive gain	255	1,912
Total comprehensive income	$23,418	$5,780
Comprehensive income attributable to Series A preferred stockholders	—	(5,070)
Total comprehensive income available to common stockholders	$23,418	$710

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND SERIES A CONVERTIBLE PREFERRED STOCK

(In thousands)

(Unaudited)

For the thirteen weeks ended March 29, 2022:

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 28, 2021	—	$—	105,366	$1,054	$862,758	$1,169,150	$(1,702,509)	$(287)	$330,166
Net income	—	—	—	—	—	23,163	—	—	23,163
Foreign currency translation adjustment	—	—	—	—	—	—	—	255	255
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	608	6	5,569	—	—	—	5,575
Common stock issued under stock-based compensation plans	—	—	55	0	83	—	—	—	83
Treasury stock purchases	—	—	—	—	—	—	(3,938)	—	(3,938)
Balance, March 29, 2022	—	$—	106,029	$1,060	$868,410	$1,192,335	$(1,706,447)	$(32)	$355,326

For the thirteen weeks ended March 30, 2021:

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 29, 2020	200	$218,248	98,645	$986	$878,148	$1,110,087	$(1,696,743)	$(3,785)	$288,693
Cumulative effect of adopting ASU 2020-06	—	(4,763)	—	—	—	4,763	—	—	4,763
Balance, December 29, 2020, as adjusted	200	213,485	98,645	986	878,148	1,114,850	(1,696,743)	(3,785)	293,456
Net income	—	—	—	—	—	3,868	—	—	3,868
Foreign currency translation adjustment	—	—	—	—	—	—	—	174	174
Change in derivative, net of tax	—	—	—	—	—	—	—	1,738	1,738
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	399	—	—	399
Stock-based compensation	—	—	293	3	5,480	—	—	—	5,483
Common stock issued under stock-based compensation plans	—	—	570	6	20,417	—	—	—	20,423
Treasury stock purchases	—	—	—	—	—	—	(3,957)	—	(3,957)
Cash dividends declared Series A preferred stock, $25.35 per share	—	—	—	—	—	(5,070)	—	—	(5,070)
Balance, March 30, 2021	200	$213,485	99,508	$995	$904,045	$1,114,047	$(1,700,700)	$(1,873)	$316,514

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021
Cash flows from operating activities:
Net income	$23,163	$3,868
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	21,505	22,006
Impairment of assets and lease termination expense	149	431
Deferred income taxes	3,869	(1,508)
Stock-based compensation	5,518	5,444
Changes in assets and liabilities:
Accounts and other receivables	34,287	15,517
Income taxes receivable/payable	(720)	1,916
Inventories	(3,839)	408
Prepaid expenses	2,707	4,584
Operating lease assets/liabilities	(2,852)	(2,684)
Other assets	4,049	(2,113)
Accounts payable	12,106	(1,588)
Gift card liabilities	(25,674)	(18,480)
Other accrued expenses	(40,756)	(6,159)
Cash provided by operating activities	33,512	21,642
Cash flows from investing activities:
Additions to property and equipment	(29,093)	(7,227)
Additions to intangible assets	(139)	(480)
Other	600	(1,000)
Cash used in investing activities	(28,632)	(8,707)
Cash flows from financing activities:
Acquisition-related deferred consideration and compensation	(7,187)	—
Proceeds from exercise of stock options	83	20,423
Common stock dividends paid	—	(2,179)
Treasury stock purchases	(3,938)	(3,957)
Cash (used in)/provided by financing activities	(11,042)	14,287
Foreign currency translation adjustment	91	38
Net change in cash and cash equivalents	(6,071)	27,260
Cash and cash equivalents at beginning of period	189,627	154,085
Cash and cash equivalents at end of period	$183,556	$181,345

Supplemental disclosures:
Interest paid	$1,136	$1,742
Income taxes paid	$465	$327
Construction payable	$8,806	$4,206

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results that may be achieved for any other interim period or for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2021 filed with the SEC on February 22, 2022.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2022 consists of 53 weeks and will end on January 3, 2023. Fiscal year 2021, which ended on December 28, 2021, was a 52-week year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

COVID-19 Pandemic

Beginning in March 2020, COVID-19 and measures to prevent its spread led to temporary closures, shifts to an off-premise only operating model or reduced dining room capacity across our portfolio. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, currently all of our restaurants are operating with no capacity restrictions. The ongoing effects of COVID-19 and its variants, including, but not limited to, consumer behavior, capacity restrictions, mask and vaccination mandates, wage inflation, our ability to continue to staff our restaurants and disruptions in the supply chain, will determine the impact to our operating results and financial position. The impact to our operations has been most notable during the periods of greatest accelerating COVID-19 case counts. We have incurred and will continue to incur additional costs to address government regulations and the safety of our staff members and customers.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. This pronouncement is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The guidance allows for either full retrospective adoption or modified retrospective adoption. We adopted this guidance in the first quarter of fiscal 2021 utilizing the modified retrospective method and, accordingly, recorded a $4.8 million cumulative adjustment to retained earnings to reverse previously recorded beneficial conversion features.

As further discussed in Note 5, we issued certain convertible senior notes due 2026 (“Notes”) during the second quarter of fiscal 2021, and the accounting for these instruments was based on the guidance in ASU 2020-06. Additionally, the impact on diluted earnings per share of the Notes was calculated based on the if-converted method, as further described in Note 11.

2.  Fair Value Measurements

Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

●	Level 1: Quoted prices in active markets for identical assets or liabilities;
●	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities; and
●	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the Company to develop its own assumptions.

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 29, 2022
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$88,010	$—	$—
Non-qualified deferred compensation liabilities	(87,052)	—	—
Acquisition-related deferred consideration	—	(21,721)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(17,193)

	December 28, 2021
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$92,588	$—	$—
Non-qualified deferred compensation liabilities	(92,012)	—	—
Acquisition-related deferred consideration	—	(21,642)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(23,894)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021

Beginning balance	$23,894	$7,465
Payment	(7,187)	—
Change in fair value	486	241
Ending balance	$17,193	$7,706

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liabilities at March 29, 2022 was $0 to $204.0 million. Results could change materially if different estimates and assumptions were used. The significant decrease in the fair value of the contingent consideration and compensation liabilities during the first quarter of fiscal 2022 primarily related to the payment of $7.2 million per the Fox Restaurant Concept LLC (“FRC”) acquisition agreement.

The fair values of our cash and cash equivalents, accounts and other receivable, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts.

As of March 29, 2022, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of March 29, 2022 was approximately $308.4 million and determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. See Note 5 for further discussion of the Notes.

3.  Inventories

Inventories consisted of (in thousands):

	March 29, 2022	December 28, 2021
Restaurant food and supplies	$26,628	$27,877
Bakery finished goods and work in progress	11,905	7,951
Bakery raw materials and supplies	8,147	7,011
Total	$46,680	$42,839

4.  Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021
Gift card liabilities:
Beginning balance	$211,182	$184,655
Activations	20,590	16,465
Redemptions and breakage	(46,260)	(34,942)
Ending balance	$185,512	$166,178

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021
Gift card contract assets:
Beginning balance	$18,468	$17,955
Deferrals	2,702	2,295
Amortization	(3,629)	(3,995)
Ending balance	$17,541	$16,255

5.  Long-Term Debt

Revolving Credit Facility

On March 30, 2021, we entered into a Second Amendment (the “Second Amendment”) to our existing Third Amended and Restated Loan Agreement, dated July 30, 2019 (as amended by that certain First Amendment, dated as of May 1, 2020 and by the Second Amendment, collectively, the “Amended Credit Agreement”). The Amended Credit Agreement, which terminates on July 30, 2024, consists of a $400 million revolving loan facility (the “Revolving Facility”), including a $40 million sublimit for letters of credit.The Amended Credit Agreement also provides the ability to increase the Revolving Facility in an amount not to exceed (a) during the Covenant Relief Period (as defined below), $125 million and (b) thereafter, $200 million. The funding of any such increases are subject to receipt of lender commitments and satisfaction of customary conditions precedent. Certain of our material subsidiaries have guaranteed our obligations under the Amended Credit Agreement.

The Second Amendment, among other things, (i) extended the prior covenant relief period during which the testing of the net adjusted debt to EBITDAR ratio covenant (the “Net Adjusted Leverage Ratio”) and the EBITDAR to interest and rent expense ratio covenant (the “EBITDAR Ratio”) was suspended until the quarter ending December 28, 2021 (the “Covenant Relief Period”), (ii) continued to impose a monthly Liquidity covenant of $100 million (with “Liquidity” being the sum of (a) unrestricted cash and cash equivalents and (b) the unused portion of the Revolving Facility) until the Company demonstrated compliance with the financial covenants as of the quarter ending December 28, 2021, (iii) provided that the obligations thereunder be secured by a first priority security interest in substantially all of our and any guarantor’s property, with such property to be released upon (a) the termination of the Covenant Relief Period, (b) the Company’s compliance with the Net Adjusted Leverage Ratio and the EBITDAR Ratio as of the

quarter ending on March 29, 2022, (c) neither the Company nor any of the guarantors having incurred unsecured debt using certain debt baskets under the Revolving Facility unless such debt is convertible debt or subordinated on customary debt subordination terms reasonably acceptable to the administrative agent and (d) no default or event of default having occurred or continuing, (iv) amended certain negative covenants during the Covenant Relief Period, including certain restrictions on capital expenditures, restricted payments, investments and indebtedness, and (v) permitted the payment of cash dividends with respect to our Series A Convertible Preferred Stock, par value $0.01 per share (“Series A preferred stock”) for each fiscal quarter of 2021 in an amount not to exceed $5.25 million per quarter. Subsequent to the Covenant Relief Period, we are required to maintain (i) a maximum Net Adjusted Leverage Ratio of 4.75 and (ii) a minimum EBITDAR Ratio of 1.9. Our Net Adjusted Leverage and EBITDAR Ratios were 3.9 and 2.3, respectively, at March 29, 2022, and we were in compliance with all covenants in effect at that date. Concurrently with our delivery of the compliance certificate demonstrating our compliance with the financial covenants in the Amended Credit Agreement as of December 28, 2021, the Covenant Relief Period was terminated.

Borrowings under the Amended Credit Agreement during the Covenant Relief Period bore interest, at our option, at a rate equal to either: (i) the adjusted LIBO Rate (as customarily defined, the “Adjusted LIBO Rate”) plus 2.5%, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) 1.5%. During the Covenant Relief Period, we also incurred a fee of 0.4% on the daily amount of unused commitments.

Subsequent to the Covenant Relief Period, borrowings under the Amended Credit Agreement bear interest, at our option, at a rate equal to either: (i) the Adjusted LIBO Rate plus a margin that is based on our net adjusted leverage ratio, or (ii) the sum of (a) the highest of (1) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (2) the greater of the rate calculated by the Federal Reserve Bank of New York as the effective federal funds rate or the rate that is published by the Federal Reserve Bank of New York as an overnight bank funding rate, in either case plus 0.5%, and (3) the one-month Adjusted LIBO Rate plus 1.0%, plus (b) a margin that is based on our net adjusted leverage ratio. Subsequent to the Covenant Relief Period, we will also incur a fee of 0.1% to 0.2% on the daily amount of unused commitments.

Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with the Amended Credit Agreement. At March 29, 2022, we had net availability for borrowings of $240.1 million, based on a $130.0 million outstanding debt balance and $29.9 million in standby letters of credit.

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

The Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of March 29, 2022, no conditions were met that would have impacted the initial conversion rate or conversion price. In connection with the cash dividend that was declared by our Board on April 21, 2022, on May 12, 2022 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms.

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

As of March 29, 2022, the Notes had a gross principal balance of $345.0 million and a balance of $336.5 million, net of unamortized issuance costs of $8.5 million. Total amortization expense was $0.5 million during the first quarter fiscal 2022. The effective interest rate for the Notes was 0.96% as of March 29, 2022.

6. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	March 29, 2022	March 30, 2021
Operating	$32,876	$32,394
Variable	19,654	16,481
Short-term	26	70
Total	$52,556	$48,945

Supplemental information related to leases (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$34,351	$33,926
Right-of-use assets obtained in exchange for new operating lease liabilities	—	7,372

7. Derivative

We terminated our interest rate swap agreement in the second quarter of fiscal 2021. This interest rate swap, which would have matured on April 1, 2025, was established to manage our exposure to interest rate movements on our Revolving Facility. The interest rate swap entitled us to receive a variable rate of interest based on the one-month LIBO rate in exchange for the payment of a fixed interest rate of 0.802%. The notional amount of the swap agreement was $280.0 million through March 31, 2023 and $140.0 million from April 1, 2023 through April 1, 2025. The differences between the variable LIBO rate and the interest rate swap rate were settled monthly. Prior to termination, the interest rate swap was determined to be an effective hedging agreement.

Our only derivative was the aforementioned interest rate swap, which is designated as a cash flow hedge. No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings in the first three quarters of fiscal 2021.

The following table summarizes the changes related to the interest rate swap in accumulated other comprehensive income (“AOCI”), net of tax, during the thirteen weeks ended March 30, 2021 (in thousands):

Beginning balance	$(3,464)
Other comprehensive loss before reclassifications	1,270
Amounts reclassified from AOCI	468
Other comprehensive loss, net of tax	1,738
Ending balance	$(1,726)

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

On June 22, 2018, the Internal Revenue Service issued a Notice of Deficiency in which they disallowed $8.0 million of our §199 Domestic Production Activities Deduction for tax years 2010, 2011 and 2012. On September 11, 2018 we petitioned the United States Tax Court for a redetermination of the deficiency. The tax court has assigned docket number 18150-18 to our case. On June 30, 2021, the judge issued a ruling on certain procedural motions filed by the parties and set a timeline to conclude discovery and determine if the matter will proceed to trial. On April 29, 2022, the parties filed a Settlement Stipulation and a Proposed Stipulated Decision (the “Decision”) with the tax court stipulating to the amount of income tax deficiency and the tax court’s entry of the Decision. We have reserved an immaterial amount in connection with the Decision.

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

Common Stock – Dividends and Share Repurchases

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of the Amended Credit Agreement, in March 2020, our Board of Directors (“Board”) suspended declaring dividends on our common stock as well as our share repurchase programs. In April 2022, our Board declared a quarterly dividend and reinstated our share repurchase programs. (See Note 13 for further information on the approved dividend.) Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Amended Credit Agreement and applicable law, and such other factors that the Board considers relevant. (See Note 5 for further discussion of our long-term debt.)

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.2 million shares at a total cost of $1,706.4 million through March 29, 2022, with 97,682 shares repurchased at a cost of $3.9 million during the thirteen weeks ended March 29, 2022 to satisfy tax withholding obligations on vested restricted share awards. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Share repurchases may be made from time to time in open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or otherwise. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the FRC acquisition agreement, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under the Amended Credit Agreement that limit share repurchases based on a defined ratio. (See Note 5 for further discussion of our long-term debt.)

Series A Convertible Preferred Stock

On April 20, 2020, we issued 200,000 shares of Series A Convertible Preferred Stock, par value $0.01 per share for an aggregate purchase price of $200 million, or $1,000 per share. In connection with the issuance, we incurred direct and incremental costs of $10.3 million, including financial advisory fees, closing costs, legal expenses, a commitment fee and other offering-related expenses. These direct and incremental costs reduced the Series A preferred stock balance at the issuance date and were recognized through retained earnings on June 30, 2020, the first measurement date. Upon adoption of ASU 2020-06 in the first quarter of fiscal 2021, we recorded a $4.8 million cumulative adjustment to retained earnings to reverse beneficial conversion features recorded during fiscal 2020.

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

10.  Stock-Based Compensation

We maintain stock-based incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members, consultants and non-employee directors. The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021

Labor expenses	$2,190	$2,043
Other operating costs and expenses	76	74
General and administrative expenses	3,252	3,327
Total stock-based compensation	5,518	5,444
Income tax benefit	1,355	1,337
Total stock-based compensation, net of taxes	$4,163	$4,107

Capitalized stock-based compensation (1)	$57	$39
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the condensed consolidated balance sheets.

Stock Options

We did not issue any stock options during the first quarter of fiscal 2022 or fiscal 2021. Stock option activity during the thirteen weeks ended March 29, 2022 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 28, 2021	1,716	$46.14	5.1	$0
Granted	—	—
Exercised	(2)	40.16
Forfeited or cancelled	(29)	48.19
Outstanding at March 29, 2022	1,685	$46.11	4.9	$0

Exercisable at March 29, 2022	1,114	$48.09	4.0	$0
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

The total intrinsic value of options exercised during thirteen weeks ended March 29, 2022 and March 30, 2021 was $4.9 million and $5.7 million, respectively. As of March 29, 2022, total unrecognized stock-based compensation expense related to unvested stock options was $4.1 million, which we expect to recognize over a weighted-average period of approximately 2.4 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended March 29, 2022 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at December 28, 2021	2,123	$44.82
Granted	642	39.59
Vested	(258)	48.16
Forfeited	(34)	43.13
Outstanding at March 29, 2022	2,473	$43.13

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the first quarter of fiscal 2022 and 2021 was $39.59 and $48.38, respectively. The fair value of shares that vested during the thirteen weeks ended March 29, 2022 and March 30, 2021 was $12.4 million and $9.5 million, respectively. As of March 29, 2022, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $61.7 million, which we expect to recognize over a weighted-average period of approximately 3.3 years.

11.  Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At March 29, 2022 and March 30, 2021, 2.5 million and 2.1 million shares, respectively, of restricted stock issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

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

Holders of our Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A preferred stock”) participated in dividends on an as-converted basis when declared on common stock. As a result, our Series A preferred stock met the definition of a participating security which required us to apply the two-class method to compute both basic and diluted net income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as our Series A preferred stock was a participating security, we were required to calculate diluted net income per share under the if-converted method in addition to the two-class method and utilize the most dilutive result. In periods where there was a net loss, no allocation of undistributed net loss to preferred stockholders was performed as the holders of our Series A preferred stock were not contractually obligated to participate in our losses.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021

	(In thousands, except per share data)
Basic net income/(loss) per common share:
Net income	$23,163	$3,868
Dividends on Series A preferred stock	—	(5,070)
Net income/(loss) available to common stockholders	23,163	(1,202)
Basic weighted-average shares outstanding	50,333	44,189
Basic net income/(loss) per common share	$0.46	$(0.03)

Diluted net income/(loss) per common share:
Net income/(loss) available to common stockholders	$23,163	$(1,202)
Reallocation of undistributed earnings to Series A preferred stock	—	—
Net income/(loss) available to common stockholders for diluted EPS	23,163	(1,202)
Basic weighted-average shares outstanding	50,333	44,189
Dilutive effect of equity awards (1)	680	—
Diluted weighted-average shares outstanding	51,013	44,189
Diluted net income/(loss) per common share	$0.45	$(0.03)
(1)	Shares of common stock equivalents related to outstanding stock options and restricted stock of 2.9 million and 1.5 million as of March 29, 2022 and March 30, 2021, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

12.  Segment Information

Our operating segments, the businesses for which our management reviews discrete financial information for decision-making purposes, are comprised of The Cheesecake Factory, North Italia, Flower Child, the other FRC brands, our bakery division and Grand Lux Cafe. Based on quantitative thresholds set forth in Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” The Cheesecake Factory, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments (Flower Child, our bakery division and Grand Lux Cafe) along with our businesses that do not qualify as operating segments are combined in Other. Unallocated corporate expenses, capital expenditures and assets are also combined in Other.

Segment information is presented below (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021
Revenues:
The Cheesecake Factory restaurants	$609,816	$499,389
North Italia	52,757	32,823
Other FRC	58,832	36,194
Other	72,305	59,011
Total	$793,710	$627,417

Income from operations:
The Cheesecake Factory restaurants	$63,444	$44,481
North Italia	3,678	332
Other FRC	7,329	3,880
Other	(46,130)	(39,849)
Total	$28,321	$8,844

Depreciation and amortization expenses:
The Cheesecake Factory restaurants	$15,587	$16,320
North Italia	1,298	844
Other FRC	1,581	1,177
Other	3,039	3,665
Total	$21,505	$22,006

Impairment of assets and lease termination expenses:
The Cheesecake Factory restaurants	$(165)	$—
North Italia	—	—
Other FRC	—	—
Other	372	594
Total	$207	$594

Preopening costs:
The Cheesecake Factory restaurants	$1,034	$2,063
North Italia	410	1,217
Other FRC	(11)	463
Other	331	113
Total	$1,764	$3,856

Capital expenditures:
The Cheesecake Factory restaurants	$20,597	$4,080
North Italia	3,004	1,212
Other FRC	3,856	719
Other	1,636	1,216
Total	$29,093	$7,227

	March 29, 2022	December 28, 2021
Total assets:
The Cheesecake Factory restaurants	$1,608,027	$1,653,161
North Italia	272,594	270,029
Other FRC	276,943	276,369
Other	596,177	598,566
Total	$2,753,741	$2,798,125

13.  Subsequent Events

On April 21, 2022, our Board declared a quarterly cash dividend of $0.27 per share to be paid on May 24, 2022 to the stockholders of record of each share of our common stock at the close of business on May 11, 2022.

Also on April 21, 2022, our Board reinstated our share repurchase program.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of the COVID-19 pandemic on our financial condition and our results of operations, accelerated and diversified revenue growth as a result of the acquisition of North Italia and Fox Restaurant Concepts LLC (“FRC”), financial guidance and projections as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, corporate strategy, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; operate Social Monk Asian Kitchen and other concepts; and utilize our capital effectively and continue to issue cash dividends and repurchase our shares. These forward-looking statements may be affected by various factors including: the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of our restaurants, international licensee restaurants and our bakery operations; supply chain disruptions and inflation; the geopolitical environment, demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; economic, public health and political conditions that impact consumer confidence and spending, including the impact of the COVID-19 pandemic and other health epidemics or pandemics on the global economy; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts, Social Monk Asian Kitchen and other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including laws and regulations related to COVID-19 impacting restaurant operations and customer access to off- and on-premises dining; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; unanticipated costs that may arise in connection with a return to normal course of business, including potential negative impacts from furlough actions; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development; compliance with debt covenants; strategic capital allocation decisions including any share repurchases or dividends; the ability to achieve projected financial results; economic and political conditions that impact consumer confidence and spending; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2021.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements or to make any other forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by law.

The below discussion and analysis, which contains forward-looking statements, should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended December 28, 2021: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7; and the cautionary statements included throughout this Form 10-Q. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

COVID-19 Pandemic

Beginning in March 2020, COVID-19 and measures to prevent its spread led to temporary closures, shifts to an off-premise only operating model or reduced dining room capacity across our portfolio. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, currently all of our restaurants are operating with no capacity restrictions. The ongoing effects of COVID-19 and its variants, including, but not limited to, consumer behavior, capacity restrictions, mask and vaccination mandates, wage inflation, our ability to continue to staff our restaurants and disruptions in the supply chain, will determine the impact to our operating results and financial position. The impact to our operations has been most notable during the periods of greatest accelerating COVID-19 case counts. We have incurred and will continue to incur additional costs to address government regulations and the safety of our staff members and customers. If, in the future, we experience significant disruptions related to COVID-19, we may again implement mitigation actions such as raising additional financing, not declaring future dividends, suspending share repurchases, suspending capital spending, implementing furloughs or modifying our operating strategies. Some of these measures may have an adverse impact on our business.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 307 restaurants throughout the United States and Canada under brands including 208 The Cheesecake Factory®, 29 North Italia® restaurants and a collection within our FRC business. Internationally, 29 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Investing in new Company-owned restaurant development is our top long-term capital deployment priority, with a focus on opening our concepts in premier locations within both new and existing markets. We expect our acquisition of North Italia and FRC to further accelerate and diversify our growth opportunities. For The Cheesecake Factory concept, we target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level. We target an average cash-on-cash return on investment of approximately 35% for the North Italia concept and 25% to 30% for the FRC concepts. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurant development that meets our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital.

Our overall revenue growth is primarily driven by revenues from new restaurant openings and increases in comparable restaurant sales. Changes in comparable restaurant sales come from variations in customer traffic as well as in average check.

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and maintaining customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining, as we believe there is opportunity for a longer-term elevation of our off-premise mix compared to pre-COVID-19 pandemic levels. We are continuing our efforts on a number of initiatives, including menu innovation, a greater focus on increasing customer throughput in our restaurants, leveraging our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, augmenting our marketing programs, enhancing our training programs and leveraging our customer satisfaction measurement platform.

Average check is driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances protecting both our margins and customer traffic levels. We have historically targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. Due to the cost pressures we are currently experiencing, particularly in commodities, in the first quarter of fiscal 2022, we implemented price increases above our historical levels to protect margins. Future near-term pricing actions may also be at levels above historical norms. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

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

We plan to employ a balanced capital allocation strategy, comprised of: investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our Revolving Facility and returning capital to shareholders through our dividend and share repurchase programs, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Future decisions to pay or to increase or decrease dividends or to repurchase shares are at the discretion of the Board and will be dependent on a number of factors, including limitations pursuant to the terms and conditions of the Amended Credit Agreement and applicable law.

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

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021
Revenues	100.0%	100.0%

Costs and expenses:
Cost of sales	23.7	21.7
Labor expenses	37.3	36.6
Other operating costs and expenses	26.2	28.9
General and administrative expenses	6.2	7.1
Depreciation and amortization expenses	2.7	3.5
Impairment of assets and lease termination expenses	—	0.1
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	0.1
Preopening costs	0.2	0.6
Total costs and expenses	96.4	98.6
Income from operations	3.6	1.4
Interest and other expense, net	(0.2)	(0.4)
Income before income taxes	3.4	1.0
Income tax provision	0.5	0.4
Net income	2.9	0.6
Dividends on Series A preferred stock	—	(0.8)
Net income/(loss) available to common stockholders	2.9%	(0.2)%

Thirteen Weeks Ended March 29, 2022 Compared to Thirteen Weeks Ended March 30, 2021

Revenues

Revenues increased 24.1% to $778.4 million for the fiscal quarter ended March 29, 2022 compared to $627.4 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales, reflecting the impact of the COVID-19 pandemic in the first quarter of fiscal 2021, as well as additional revenue related to new restaurant openings.

The Cheesecake Factory comparable sales increased by 20.7%, or $102.6 million, from the first quarter of fiscal 2021. The increase from fiscal 2021 was primarily driven by increased customer traffic of 25.3% primarily due to the impact of the COVID-19 pandemic in the prior year, partially offset by a decline in average check of 4.6% (based on a 8.2% negative change in mix, partially offset by an increase of 3.6% in menu pricing). Sales through the off-premise channel comprised approximately 28% of our restaurant sales during the first quarter of fiscal 2022 as compared to 43% in the first quarter of fiscal 2021 as many customers have returned to on-premise dining, whereas consumer behavior had shifted towards the off-premise channel during the prior year period due to the pandemic. However, off-premise sales mix remains elevated versus the pre-pandemic level of 17% during the first quarter of fiscal 2019. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most are for more than one customer. In turn, the lower mix of sales in the off-premise channel during the first quarter of fiscal 2022 compared to the prior year first quarter was the primary driver of the negative change in mix and also contributed to the increase in traffic. We implemented effective menu price increases of approximately 3.3% and 1.5% in the first quarter of fiscal 2022 and third quarter of fiscal 2021, respectively. The Cheesecake Factory average sales per restaurant operating week increased 20.9% to $225,523 in the first quarter of fiscal 2022 from $186,478 in the first quarter of fiscal 2021. Total operating weeks at The Cheesecake Factory restaurants increased 1.0% to 2,704 in the first quarter of fiscal 2022 compared to 2,678 in the prior year.

North Italia comparable sales increased approximately 32% from the first quarter of fiscal 2021. The increase from fiscal 2021 was primarily driven by increased customer traffic of 32% primarily due to the impact of the COVID-19 pandemic in the prior year, partially offset by a decrease in average check of 1% (based on a 5% negative change in mix, partially offset by an increase of 4% in menu pricing). North Italia average sales per restaurant operating week increased 29.2% to $139,940 in the first quarter of fiscal 2022 from $108,328 in the first quarter of fiscal 2021. Total operating weeks at North Italia increased 24.4% to 377 in the first quarter of fiscal 2022 compared to 303 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. At March 29, 2022, there were three The Cheesecake Factory restaurants and six North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Cost of Sales

Cost of sales consists of food, beverage and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 23.7% and 21.7% in the first quarters of fiscal 2022 and 2021, respectively, primarily due to inflation in excess of pricing across most categories (2.4%), partially offset by a shift in sales mix within the restaurants and a lower proportion of third-party bakery revenues (0.4%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 37.3% and 36.6% in the first quarters of fiscal 2022 and 2021, respectively. This increase was primarily due to wage rates and overtime (1.2%) as well as training labor (0.3%), partially offset by pricing leverage (0.8%) in the first quarter of fiscal 2022.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), marketing, including delivery commissions, other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 26.2% and 28.9% in the first quarters of fiscal 2022 and 2021, respectively. This variance was primarily driven by pricing leverage (1.6%), sales leverage within the occupancy and building costs (0.6%), and lower restaurant-level incentive compensation expense (0.5%), partially offset by higher general liability insurance due to lower claim activity in the prior year (0.2%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.2% and 7.1% in the first quarters of fiscal 2022 and 2021, respectively. This variance was primarily driven by sales leverage and expense management (0.6%), as well as lower corporate incentive compensation expense (0.3%).

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses decreased to 2.7% in the first quarter of fiscal 2022 from 3.5% in the comparable prior year period due primarily to sales leverage.

Impairment of Assets and Lease Terminations

During the first quarter of fiscal 2022, we recorded impairment of assets and lease terminations expense of $0.2 million related to lease termination costs and accelerated depreciation for two Grand Lux Cafe locations that closed during the quarter. In the first quarter of fiscal 2021, we recorded impairment of assets and lease terminations expense of $0.6 million related to lease termination costs for two Other restaurants.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses

We recorded $0.9 million and $0.6 million during the first quarter of fiscal 2022 and 2021, respectively, of acquisition-related contingent consideration, compensation and amortization.

Preopening Costs

Preopening costs were $1.8 million and $3.9 million in the first quarters of fiscal 2022 and 2021, respectively. We had no openings in the first quarter of fiscal 2022 compared to one The Cheesecake Factory, one North Italia and one Other FRC location in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $1.5 million and $2.7 million for the first quarters of fiscal 2022 and 2021, respectively. This decrease was primarily due to interest in the prior year related to our interest rate swap, which was terminated in June 2021 ($0.5 million), as well as favorability across several other categories.

Income Tax Provision

Our effective income tax rate was 13.8% and 37.1% for the first quarters of fiscal 2022 and 2021, respectively. The decrease resulted primarily from a reserve for an uncertain tax position recorded in the first quarter of fiscal 2021, partially offset by a lower proportion of employment credits in relation to pre-tax income in the first quarter of fiscal 2022.

Non-GAAP Measures

Adjusted net income/(loss) and adjusted net income/(loss) per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net income/(loss) and diluted net income/(loss) per common share the impact of items we do not consider indicative of our ongoing operations. To reflect the potential impact of the conversion of our Series A preferred stock into common stock for the period that it was outstanding prior to the conversion on June 15, 2021, we excluded the preferred dividend and assumed all convertible preferred shares have been converted into common stock. (See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our preferred stock.) We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income/(loss) and diluted net income/(loss) per common share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021

Net income/(loss) available to common stockholders	$23,163	$(1,202)
Dividends on Series A preferred stock	—	5,070
COVID-19 related costs (1)	—	4,917
Impairment of assets and lease termination expenses	207	594
Acquisition-related contingent consideration, compensation and amortization expenses	891	550
Uncertain tax positions	—	2,471
Tax effect of adjustments (2)	(286)	(1,576)
Adjusted net income/(loss)	$23,975	$10,824

Diluted net income/(loss) per common share	$0.45	$(0.03)
Dividends on Series A preferred stock	—	0.09
Assumed impact of potential conversion of preferred stock into common stock (3)	—	0.00
COVID-19 related costs (1)	—	0.09
Impairment of assets and lease termination expenses	0.00	0.01
Acquisition-related contingent consideration, compensation and amortization expenses	0.02	0.01
Uncertain tax position	—	0.05
Tax effect of adjustments (2)	(0.01)	(0.03)
Adjusted if-converted net income/(loss) per share (4)	$0.47	$0.20
(1)	Represents incremental costs associated with the COVID-19 pandemic such as additional sanitation, personal protective equipment, sick and vaccination pay, and healthcare benefits associated with furloughed staff members.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Represents the impact of assuming the conversion of preferred stock into common stock (9,598,559 shares), resulting in an assumption of 53,787,314 weighted-average common shares outstanding for the thirteen weeks ended March 30, 2021.
(4)	Adjusted net income per share may not add due to rounding.

Fiscal 2022 Outlook

Based on extrapolating recent trends and assuming no material disruptions from COVID-19 or other factors, we anticipate total revenue for the second quarter of fiscal 2022 to be approximately $830 million to $850 million and for the full fiscal year to be approximately $3.3 billion to $3.4 billion, with The Cheesecake Factory fiscal year 2022 average sales per location reaching just over $12 million, including the impact of the 53rd operating week. We remain committed to protecting our longer-term restaurant-level margins and will take appropriate actions, including additional menu pricing to offset structural and permanent costs, as needed. However, we will likely continue to absorb short-term cost fluctuations driven by the current environment. Including the February 2022 price increase, we currently have 4.75% pricing in The Cheesecake Factory menu and anticipate taking another menu price increase that is above our historical norm in the third quarter of fiscal 2022.

For fiscal year 2022, we expect commodity inflation of low to mid double digits inclusive of the recent geopolitical environment, with mid-teens inflation in the second quarter of fiscal 2022 moderating to high single digit inflation in the fourth quarter of fiscal 2022. We expect fiscal year 2022 net labor inflation of approximately 6% when factoring in wage rates and channel mix, among other components such as payroll taxes and benefits. We also anticipate other operating costs and expenses as a percentage of revenues to improve as we move through the year, with a full year average of approximately 25.5%. In addition, we expect fiscal 2022 G&A expenses of approximately $210 million, preopening costs of approximately $18 million, depreciation and amortization expenses of approximately $90 million and are utilizing a tax rate of approximately 11% to 12% for modeling purposes.

We plan to open as many as 15 to 16 new restaurants in fiscal 2022, including four The Cheesecake Factory restaurants, four to five North Italia restaurants and as many as seven restaurants within our FRC business, which includes three to four Flower Child locations. We anticipate approximately $150 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

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

During the first quarter of fiscal 2022, our cash and cash equivalents decreased by $6.1 million to $183.6 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 29, 2022	March 30, 2021
Cash provided by operating activities	$33.5	$21.6
Additions to property and equipment	(29.1)	(7.2)
Acquisition-related deferred consideration and compensation	(7.2)	—

Cash Provided by Operating Activities

Cash flows from operations increased by $11.9 million from the first quarter of fiscal 2021 primarily due to a lesser impact of the COVID-19 pandemic.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $16.5 million and ($0.3) million for the first quarters of fiscal 2022 and 2021, respectively. Capital expenditures also included $12.2 million and $6.7 million for our existing restaurants and $0.4 million and $0.8 million for bakery and corporate capacity and infrastructure investments in the first quarters of fiscal 2022 and 2021, respectively. We currently anticipate fiscal 2022 capital expenditures to be approximately $150 million.

Acquisition-Related Deferred Consideration and Compensation

During the first quarter of fiscal 2022, we made a payment of $7.2 million for contingent consideration and compensation related to the FRC acquisition.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. At March 29, 2022, the conversion rate for the Notes was 12.7551 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $78.40 per share of common stock. In connection with the cash dividend that was declared by our Board on April 21, 2022, on May 12, 2022 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Notes.)

Revolving Credit Facility

On March 30, 2021, we entered into an Amended Credit Agreement, which terminates on July 30, 2024, and consists of a $400 million revolving loan facility (the “Revolving Facility”), including a $40 million sublimit for letters of credit. The Amended Credit Agreement also provides the ability to increase the Revolving Facility in an amount not to exceed (a) during the Covenant Relief Period $125 million and (b) thereafter, $200 million. The funding of any such increases are subject to receipt of lender commitments and satisfaction of customary conditions precedent. Certain of our material subsidiaries have guaranteed our obligations under the Amended Credit Agreement.

The Amended Credit Agreement contains customary affirmative and negative covenants, including limits on cash dividends and share repurchases with respect to our equity interests, and restrictions on indebtedness, liens, investments, sales of assets, fundamental changes and other matters. The Amended Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgements, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the Revolving Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit. As of March 29, 2022, we were in compliance with the covenants set forth in the Revolving Facility. At March 29, 2022, we had net availability for borrowings of $240.1 million, based on a $130.0 million outstanding debt balance and $29.9 million in standby letters of credit. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Common Stock Dividends

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of the Amended Credit Agreement, our Board suspended declaring dividends on our common stock. Cash dividends of $2.2 million were paid in the first quarter of fiscal 2021, represent dividends previously accrued on restricted stock awards that vested during those quarters. In April 2022, our Board declared a quarterly dividend. (See Note 13 for further information on the approved dividend.) Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Amended Credit Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.2 million shares at a total cost of $1,706.4 million through March 29, 2022 with 97,682 shares repurchased at a cost of $3.9 million during the first quarter of fiscal 2022 to satisfy tax withholding obligations on vested restricted share awards. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time.

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our Amended Credit Agreement, our Board suspended our share repurchase program. In April 2022, our Board reinstated our share repurchase program. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under the Amended Credit Agreement that limit share repurchases based on a defined ratio. (See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Cash Flow Outlook

We believe that our cash and cash equivalents, combined with expected cash flows provided by operations and available borrowings under the Revolving Facility, will provide us with adequate liquidity for the next 12 months and the foreseeable future.

As of March 29, 2022, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended December 28, 2021.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a summary of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion of market risks contains forward-looking statements and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report and with the following items in our Annual Report on Form 10-K for the fiscal year ended December 28, 2021: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7; and the cautionary statements included throughout the report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

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

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of March 29, 2022, we had no hedging contracts in place. Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, varying global demand and the geopolitical environment. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the first quarters of fiscal 2022 and 2021, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.9 million and $1.4 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Amended Facility that is indexed to market rates. Based on outstanding borrowings at both March 29, 2022 and December 28, 2021, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at March 29, 2022 and December 28, 2021, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $2.3 million at both March 29, 2022 and December 28, 2021, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 29, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2021 (“Annual Report”). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended March 29, 2022:

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs
December 29, 2021 — February 1, 2022	—	$—	—	2,857,078
February 2 — March 1, 2022	85,210	40.25	—	2,771,868
March 2 — March 29, 2022	12,472	40.82	—	2,759,396
Total	97,682		—
(1)	The total number of shares purchased represents shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.2 million shares at a total cost of $1,706.4 million through March 29, 2022 with 97,682 shares repurchased at a cost of $3.9 million during the first quarter of fiscal 2022 to satisfy tax withholding obligations on vested restricted share awards. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our credit facility, our Board suspended our share repurchases programs. In April 2022, our Board reinstated our share repurchase program. The timing and number of shares repurchased are also subject to legal constraints and covenants under our credit facility that limit share repurchases based on a defined ratio.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09
4.1	Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.1	6/15/21
4.2	First Supplemental Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.2	6/15/21
4.3	Form of certificate representing the 0.375% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-20574	4.3	6/15/21
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 29, 2022, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2022	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)