Form 10-Q
period 2022-06-28
CHEESECAKE FACTORY INC
filed 2022-08-01
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2022

or

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

As of July 25, 2022, 52,228,497 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 28,	December 28,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$194,891	$189,627
Accounts and other receivables	71,338	100,504
Income taxes receivable	39,791	36,173
Inventories	52,286	42,839
Prepaid expenses	33,373	36,446
Total current assets	391,679	405,589
Property and equipment, net	745,251	741,746
Other assets:
Intangible assets, net	251,618	251,701
Operating lease assets	1,241,699	1,241,237
Other	142,186	157,852
Total other assets	1,635,503	1,650,790
Total assets	$2,772,433	$2,798,125

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58,927	$54,086
Gift card liabilities	182,295	211,182
Operating lease liabilities	144,829	131,818
Other accrued expenses	237,453	239,187
Total current liabilities	623,504	636,273

Long-term debt	467,025	466,017
Operating lease liabilities	1,195,912	1,218,269
Other noncurrent liabilities	124,308	147,400
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $.01 par value, 200,000 shares authorized; none issued	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, other than Series A convertible preferred stock, 4,800,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 106,029,780 and 105,365,678 shares issued at June 28, 2022 and December 28, 2021, respectively	1,060	1,054
Additional paid-in capital	874,551	862,758
Retained earnings	1,203,731	1,169,150
Treasury stock, 53,596,559 and 53,139,172 shares at cost at June 28, 2022 and December 28, 2021, respectively	(1,717,326)	(1,702,509)
Accumulated other comprehensive loss	(332)	(287)
Total stockholders’ equity	361,684	330,166
Total liabilities, Series A convertible preferred stock and stockholders’ equity	$2,772,433	$2,798,125

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021

Revenues	$832,643	$768,956	$1,626,353	$1,396,373

Costs and expenses:
Cost of sales	204,182	168,944	392,683	304,819
Labor expenses	304,519	274,812	600,282	504,544
Other operating costs and expenses	219,200	199,495	426,835	381,028
General and administrative expenses	50,191	48,228	99,314	92,655
Depreciation and amortization expenses	22,608	22,223	44,113	44,229
Impairment of assets and lease termination expenses	106	—	313	594
Acquisition-related contingent consideration, compensation and amortization expenses	948	11,357	1,839	11,907
Preopening costs	2,947	2,779	4,711	6,635
Total costs and expenses	804,701	727,838	1,570,090	1,346,411
Income from operations	27,942	41,118	56,263	49,962
Interest and other expense, net	(1,130)	(4,706)	(2,591)	(7,400)
Income before income taxes	26,812	36,412	53,672	42,562
Income tax provision	1,156	2,697	4,853	4,979
Net income	25,656	33,715	48,819	37,583
Dividends on Series A preferred stock	—	(13,591)	—	(18,661)
Undistributed earnings allocated to Series A preferred stock	—	(3,051)	—	(3,123)
Net income available to common stockholders	$25,656	$17,073	$48,819	$15,799

Net income per common share:
Basic	$0.51	$0.38	$0.97	$0.35
Diluted (Note 11)	$0.50	$0.37	$0.96	$0.35

Weighted-average common shares outstanding:
Basic	50,387	45,471	50,360	44,830
Diluted	50,929	46,777	50,966	45,975

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021

Net income	$25,656	$33,715	$48,819	$37,583
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	(300)	219	(45)	393
Unrealized gain on derivative, net of tax	—	1,726	—	3,464
Other comprehensive (loss)/gain	(300)	1,945	(45)	3,857
Total comprehensive income	25,356	35,660	48,774	41,440
Comprehensive income attributable to Series A preferred stockholders	—	(16,937)	—	(22,421)
Total comprehensive income available to common stockholders	$25,356	$18,723	$48,774	$19,019

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND SERIES A CONVERTIBLE PREFERRED STOCK

(In thousands)

(Unaudited)

For the twenty-six weeks ended June 28, 2022:

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 28, 2021	—	$—	105,366	$1,054	$862,758	$1,169,150	$(1,702,509)	$(287)	$330,166
Net income	—	—	—	—	—	23,163	—	—	23,163
Foreign currency translation adjustment	—	—	—	—	—	—	—	255	255
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	608	6	5,569	—	—	—	5,575
Common stock issued under stock-based compensation plans	—	—	55	0	83	—	—	—	83
Treasury stock purchases	—	—	—	—	—	—	(3,938)	—	(3,938)
Balance, March 29, 2022	—	$—	106,029	$1,060	$868,410	$1,192,335	$(1,706,447)	$(32)	$355,326
Net income	—	—	—	—	—	25,656	—	—	25,656
Foreign currency translation adjustment	—	—	—	—	—	—	—	(300)	(300)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	—	—	(14,260)	—	—	(14,260)
Stock-based compensation	—	—	(40)	0	6,141	—	—	—	6,141
Common stock issued under stock-based compensation plans	—	—	41	0	0	—	—	—	0
Treasury stock purchases	—	—	—	—	—	—	(10,879)	—	(10,879)
Balance, June 28, 2022	—	$—	106,030	$1,060	$874,551	$1,203,731	$(1,717,326)	$(332)	$361,684

For the twenty-six weeks ended June 29, 2021:

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 29, 2020	200	$218,248	98,645	$986	$878,148	$1,110,087	$(1,696,743)	$(3,785)	$288,693
Cumulative effect of adopting ASU 2020-06	—	(4,763)	—	—	—	4,763	—	—	4,763
Balance, December 29, 2020, as adjusted	200	213,485	98,645	986	878,148	1,114,850	(1,696,743)	(3,785)	293,456
Net income	—	—	—	—	—	3,868	—	—	3,868
Foreign currency translation adjustment	—	—	—	—	—	—	—	174	174
Change in derivative, net of tax	—	—	—	—	—	—	—	1,738	1,738
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	399	—	—	399
Stock-based compensation	—	—	293	3	5,480	—	—	—	5,483
Common stock issued under stock-based compensation plans	—	—	570	6	20,417	—	—	—	20,423
Treasury stock purchases	—	—	—	—	—	—	(3,957)	—	(3,957)
Cash dividends declared Series A preferred stock, $25.35 per share	—	—	—	—	—	(5,070)	—	—	(5,070)
Balance, March 30, 2021	200	$213,485	99,508	$995	$904,045	$1,114,047	$(1,700,700)	$(1,873)	$316,514
Net income	—	—	—	—	—	33,715	—	—	33,715
Foreign currency translation adjustment	—	—	—	—	—	—	—	219	219
Change in derivative, net of tax	—	—	—	—	—	—	—	1,726	1,726
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	15	—	—	15
Stock-based compensation	—	—	44	1	5,540	—	—	—	5,541
Common stock issued under stock-based compensation plans	—	—	118	1	4,361	—	—	—	4,362
Common stock issuance	—	—	3,125	31	167,019	—	—	—	167,050
Treasury stock purchases	—	—	—	—	—	—	(603)	—	(603)
Series A preferred stock cash-settled conversion	(150)	(160,114)	—	—	(283,637)	—	—	—	(283,637)
Series A preferred stock conversion to common stock	(50)	(53,371)	2,401	24	53,273	—	—	—	53,297
Deemed dividends on Series A preferred stock	—	—	—	—	—	(13,591)	—	—	(13,591)
Balance, June 29, 2021	—	$—	105,196	$1,052	$850,601	$1,134,186	$(1,701,303)	$72	$284,608

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021
Cash flows from operating activities:
Net income	$48,819	$37,583
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	44,113	44,229
Impairment of assets and lease termination expense	250	394
Deferred income taxes	279	(2,895)
Stock-based compensation	11,607	10,935
Changes in assets and liabilities:
Accounts and other receivables	23,781	17,048
Income taxes receivable/payable	(3,618)	1,106
Inventories	(9,447)	(2,504)
Prepaid expenses	3,071	3,274
Operating lease assets/liabilities	(9,813)	(3,883)
Other assets	14,992	(6,612)
Accounts payable	8,937	(3,072)
Gift card liabilities	(28,887)	(15,562)
Other accrued expenses	(16,567)	50,397
Cash provided by operating activities	87,517	130,438
Cash flows from investing activities:
Additions to property and equipment	(46,382)	(30,902)
Additions to intangible assets	(282)	(312)
Other	646	(1,000)
Cash used in investing activities	(46,018)	(32,214)
Cash flows from financing activities:
Acquisition-related deferred consideration and compensation	(7,187)	—
Repayment on credit facility	—	(150,000)
Convertible debt issuance	—	345,000
Convertible debt direct and incremental costs	—	(10,074)
Series A preferred stock cash-settled conversion	—	(443,751)
Series A preferred stock conversion direct and incremental costs	—	(74)
Series A preferred stock dividends paid	—	(18,661)
Common stock issuance	—	175,000
Common stock issuance direct and incremental costs	—	(7,950)
Proceeds from exercise of stock options	83	24,785
Common stock dividends paid	(14,288)	(337)
Treasury stock purchases	(14,817)	(4,560)
Cash used in financing activities	(36,209)	(90,622)
Foreign currency translation adjustment	(26)	81
Net change in cash and cash equivalents	5,264	7,683
Cash and cash equivalents at beginning of period	189,627	154,085
Cash and cash equivalents at end of period	$194,891	$161,768

Supplemental disclosures:
Interest paid	$2,726	$6,884
Income taxes paid	$9,720	$4,877
Construction payable	$8,439	$5,016

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. This pronouncement is effective for fiscal years beginning after December 15, 2021 and early adoption is permitted. The guidance allows for either full retrospective adoption or modified retrospective adoption. We adopted this guidance in the first quarter of fiscal 2021 utilizing the modified retrospective method and, accordingly, recorded a $4.8 million cumulative adjustment to retained earnings to reverse previously recorded beneficial conversion features.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 28, 2022
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$77,172	$—	$—
Non-qualified deferred compensation liabilities	(76,712)	—	—
Acquisition-related deferred consideration	—	(21,782)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(17,764)

	December 28, 2021
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$92,588	$—	$—
Non-qualified deferred compensation liabilities	(92,012)	—	—
Acquisition-related deferred consideration	—	(21,642)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(23,894)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021

Beginning balance	$23,894	$7,465
Payment	(7,187)	—
Change in fair value	1,057	11,216
Ending balance	$17,764	$18,681

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liabilities at June 28, 2022 was $0 to $204.0 million. Results could change materially if different estimates and assumptions were used. The significant decrease in the fair value of the contingent consideration and compensation liabilities during the first half of fiscal 2022 primarily related to the payment of $7.2 million per the Fox Restaurant Concept LLC (“FRC”) acquisition agreement.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts.

As of June 28, 2022, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of June 28, 2022 was approximately $269.1 million and was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. See Note 5 for further discussion of the Notes.

3.  Inventories

Inventories consisted of (in thousands):

	June 28, 2022	December 28, 2021
Restaurant food and supplies	$28,143	$27,877
Bakery finished goods and work in progress	15,767	7,951
Bakery raw materials and supplies	8,376	7,011
Total	$52,286	$42,839

4.  Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Gift card liabilities:
Beginning balance	$185,512	$166,178	$211,182	$184,655
Activations	28,607	32,487	49,197	48,952
Redemptions and breakage	(31,824)	(29,567)	(78,084)	(64,509)
Ending balance	$182,295	$169,098	$182,295	$169,098

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Gift card contract assets:
Beginning balance	$17,541	$16,255	$18,468	$17,955
Deferrals	3,189	3,412	5,891	5,707
Amortization	(3,669)	(3,856)	(7,298)	(7,851)
Ending balance	$17,061	$15,811	$17,061	$15,811

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

The Second Amendment, among other things, (i) extended the prior covenant relief period during which the testing of the net adjusted debt to EBITDAR ratio covenant (the “Net Adjusted Leverage Ratio”) and the EBITDAR to interest and rent expense ratio covenant (the “EBITDAR Ratio”) was suspended until the quarter ending December 28, 2021 (the “Covenant Relief Period”), (ii) continued to impose a monthly Liquidity covenant of $100 million (with “Liquidity” being the sum of (a) unrestricted cash and cash equivalents and (b) the unused portion of the Revolving Facility) until the Company demonstrated compliance with the financial covenants as of the quarter ending December 28, 2021, (iii) provided that the obligations thereunder be secured by a first priority security interest in substantially all of our and any guarantor’s property, with such property to be released upon (a) the termination of the Covenant Relief Period, (b) the Company’s compliance with the Net Adjusted Leverage Ratio and the EBITDAR Ratio as of the quarter ending on March 29, 2022, (c) neither the Company nor any of the guarantors having incurred unsecured debt using certain debt baskets under the Revolving Facility unless such debt is convertible debt or subordinated on customary debt subordination terms reasonably acceptable to the administrative agent and (d) no default or event of default having occurred or continuing, (iv) amended certain negative covenants during the Covenant Relief Period, including certain restrictions on capital expenditures, restricted payments, investments and indebtedness, and (v) permitted the payment of cash dividends with respect to our Series A Convertible Preferred Stock, par value $0.01 per share (“Series A preferred stock”) for each fiscal quarter of 2021 in an amount not to exceed $5.25 million per quarter. Subsequent to the Covenant Relief Period, we are required to maintain (i) a maximum Net Adjusted Leverage Ratio of 4.75 and (ii) a minimum EBITDAR Ratio of 1.9. Our Net Adjusted Leverage and EBITDAR Ratios were 4.1 and 2.2, respectively, at June 28, 2022, and we were in compliance with all covenants in effect at that date. Concurrently with our delivery of the compliance certificate demonstrating our compliance with the financial covenants in the Amended Credit Agreement as of December 28, 2021, the Covenant Relief Period was terminated.

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

Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with the Amended Credit Agreement. At June 28, 2022, we had net availability for borrowings of $237.7 million, based on a $130.0 million outstanding debt balance and $32.3 million in standby letters of credit.

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

The Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of June 28, 2022, the conversion rate is 12.8586 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $77.77 per share of common stock. In connection with the cash dividend that was declared by our Board on July 21, 2022, on August 11, 2022 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms.

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

As of June 28, 2022, the Notes had a gross principal balance of $345.0 million and a balance of $337.0 million, net of unamortized issuance costs. Total amortization expense was $0.5 million and $1.0 million during the thirteen and twenty-six weeks ended June 28, 2022, respectively. The effective interest rate for the Notes was 0.96% as of June 28, 2022.

6. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Operating	$34,777	$32,460	$67,653	$64,854
Variable	20,695	19,212	40,349	35,693
Short-term	27	71	54	141
Total	$55,499	$51,743	$108,056	$100,688

Supplemental information related to leases (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$68,202	$68,559
Right-of-use assets obtained in exchange for new operating lease liabilities	19,295	20,021

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

Our only derivative was the aforementioned interest rate swap, which is designated as a cash flow hedge. No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings in the first two quarters of fiscal 2021.

The following table summarizes the changes related to the interest rate swap in accumulated other comprehensive income (“AOCI”), net of tax, during the twenty-six weeks ended June 29, 2021 (in thousands):

Beginning balance	$(3,464)
Other comprehensive loss before reclassifications	2,514
Amounts reclassified from AOCI	950
Other comprehensive loss, net of tax	3,464
Ending balance	$—

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

8. Commitments and Contingencies

On June 7, 2018, the California Department of Industrial Relations issued a $4.2 million wage citation jointly against the Company and our vendor that provides janitorial services to eight of our Southern California restaurants, alleging that the janitorial vendor or its subcontractor failed to comply with various provisions of the California Labor Code (Wage Citation Case No. 35-CM-188798-16). The wage citation seeks to recover penalties and other monetary payments on behalf of the employees that worked for this vendor or its subcontractor. On June 28, 2018, we filed an appeal of the wage citation. The hearing on the Company’s appeal is scheduled to take place in September 2022. Based on the current status of this matter, we have reserved an immaterial amount.

On June 22, 2018, the Internal Revenue Service issued a Notice of Deficiency in which they disallowed a portion of our §199 Domestic Production Activities Deduction for tax years 2010, 2011 and 2012. On September 11, 2018, we petitioned the United States Tax Court for a redetermination of the deficiency. The tax court assigned docket number 18150-18 to our case. On April 29, 2022, the parties filed a Settlement Stipulation and a Proposed Stipulated Decision (the “Decision”) with the tax court stipulating to the amount of income tax deficiency. On May 11, 2022, the court entered the Decision in accordance with the stipulation of the parties. We have reserved an immaterial amount in connection with the Decision.

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

Common Stock – Dividends and Share Repurchases

On April 21, 2022, our Board declared a quarterly cash dividend of $0.27 per share that was paid on May 24, 2022 to the stockholders of record of each share of our common stock at the close of business on May 11, 2022. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Amended Credit Agreement and applicable law, and such other factors that the Board considers relevant. (See Note 5 for further discussion of our long-term debt.)

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.6 million shares at a total cost of $1,717.3 million through June 28, 2022, with 359,705 shares and 457,387 shares repurchased at a cost of $10.9 million and $14.8 million during the thirteen and twenty-six weeks ended June 28, 2022, respectively.

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

During the first quarter of fiscal 2021, we declared a cash dividend of $5.1 million, or $25.35 per share, on the Series A preferred stock. During the second quarter of fiscal 2021, $13.6 million in payments were made in connection with the conversion of the preferred stock, consisting of $3.9 million, or $19.72 per share of accrued dividends and $9.7 million of an inducement, which was also deemed to be a dividend.

10.  Stock-Based Compensation

We maintain stock-based incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members, consultants and non-employee directors.

On March 24, 2022, our Board approved an amendment to our The Cheesecake Factory Incorporated Stock Incentive Plan to increase the number of shares of common stock reserved for grant under the plan to 19.8 million shares from 17.5 million shares. This amendment was approved by our stockholders at our annual meeting held on May 23, 2022.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021

Labor expenses	$2,194	$2,061	$4,384	$4,103
Other operating costs and expenses	74	72	150	146
General and administrative expenses	3,821	3,359	7,073	6,686
Total stock-based compensation	6,089	5,492	11,607	10,935
Income tax benefit	1,495	1,349	2,850	2,685
Total stock-based compensation, net of taxes	$4,594	$4,143	$8,757	$8,250

Capitalized stock-based compensation (1)	$52	$49	$109	$88
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the condensed consolidated balance sheets.

Stock Options

We did not issue any stock options during the second quarter of fiscal 2022 or fiscal 2021. Stock option activity during the twenty-six weeks ended June 28, 2022 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 28, 2021	1,716	$46.14	5.1	$0
Granted	—	—
Exercised	(2)	40.16
Forfeited or cancelled	(29)	48.19
Outstanding at June 28, 2022	1,685	$46.11	4.7	$0

Exercisable at June 28, 2022	1,117	$48.10	3.7	$0
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

There were no options exercised during the thirteen weeks ended June 28, 2022. The total intrinsic value of options exercised during the twenty-six weeks ended June 28, 2022 was $4.9 million. The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended June 29, 2021 was $1.4 million and $7.1 million, respectively. As of June 28, 2022, total unrecognized stock-based compensation expense related to unvested stock options was $3.6 million, which we expect to recognize over a weighted-average period of approximately 2.2 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended June 28, 2022 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at December 28, 2021	2,123	$44.82
Granted	655	39.40
Vested	(306)	47.39
Forfeited	(76)	42.81
Outstanding at June 28, 2022	2,396	$43.07

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the second quarter of fiscal 2022 and 2021 was $30.49 and $59.07, respectively. The fair value of shares that vested during the thirteen and twenty-six weeks ended June 28, 2022 was $2.1 million and $14.5 million, respectively. The fair value of shares that vested during the thirteen weeks and twenty-six weeks ended June 29, 2021 was $1.6 million and $11.1 million, respectively. As of June 28, 2022, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $54.9 million, which we expect to recognize over a weighted-average period of approximately 3.1 years.

11.  Net Income Per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At June 28, 2022 and June 29, 2021, 2.4 million and 2.1 million shares, respectively, of restricted stock issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

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

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021

	(In thousands, except per share data)
Basic net income per common share:
Net income	$25,656	$33,715	$48,819	$37,583
Dividends on Series A preferred stock	—	(13,591)	—	(18,661)
Undistributed earnings allocated to Series A preferred stock	—	(3,051)	—	(3,123)
Net income available to common stockholders	25,656	17,073	48,819	15,799
Basic weighted-average shares outstanding	50,387	45,471	50,360	44,830
Basic net income per common share	$0.51	$0.38	$0.97	$0.35

Diluted net income per common share:
Net income available to common stockholders	25,656	17,073	48,819	15,799
Reallocation of undistributed earnings to Series A preferred stock	—	73	—	65
Net income available to common stockholders for diluted earnings per share	25,656	17,146	48,819	15,864
Basic weighted-average shares outstanding	50,387	45,471	50,360	44,830
Dilutive effect of equity awards (1)	542	1,306	606	1,145
Diluted weighted-average shares outstanding	50,929	46,777	50,966	45,975
Diluted net income per common share	$0.50	$0.37	$0.96	$0.35
(1)	Shares of common stock equivalents related to outstanding stock options and restricted stock of 3.1 million and 0.9 million as of June 28, 2022 and June 29, 2021, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Revenues:
The Cheesecake Factory restaurants	$640,858	$606,691	$1,250,674	$1,106,080
North Italia	56,238	43,566	108,995	76,390
Other FRC	60,020	47,458	118,852	83,652
Other	75,527	71,241	147,832	130,251
Total	$832,643	$768,956	$1,626,353	$1,396,373

Income from operations:
The Cheesecake Factory restaurants	$64,327	$83,198	$127,771	$127,679
North Italia	5,048	3,026	8,726	3,358
Other FRC	6,793	7,282	14,122	11,162
Other	(48,226)	(52,388)	(94,356)	(92,237)
Total	$27,942	$41,118	$56,263	$49,962

Depreciation and amortization:
The Cheesecake Factory restaurants	$16,275	$16,487	$31,862	$32,807
North Italia	1,222	981	2,520	1,825
Other FRC	1,470	1,038	3,051	2,215
Other	3,641	3,717	6,680	7,382
Total	$22,608	$22,223	$44,113	$44,229

Impairment of assets and lease termination expenses:
The Cheesecake Factory restaurants	$106	$—	$(59)	$—
North Italia	—	—	—	—
Other FRC	—	—	—	—
Other	—	—	372	594
Total	$106	$—	$313	$594

Capital expenditures:
The Cheesecake Factory restaurants	$8,324	$7,846	$28,921	$11,926
North Italia	4,825	5,277	7,829	6,489
Other FRC	1,983	6,646	5,839	7,365
Other	2,157	3,906	3,793	5,122
Total	$17,289	$23,675	$46,382	$30,902

Preopening costs:
The Cheesecake Factory restaurants	$1,372	$584	$2,406	$2,648
North Italia	1,004	1,061	1,414	2,279
Other FRC	284	637	273	1,099
Other	287	497	618	609
Total	$2,947	$2,779	$4,711	$6,635

	June 28, 2022	December 28, 2021
Total assets:
The Cheesecake Factory restaurants	$1,601,058	$1,653,161
North Italia	290,125	270,029
Other FRC	283,041	276,369
Other	598,209	598,566
Total	$2,772,433	$2,798,125

13.  Subsequent Events

On July 21, 2022, our Board declared a quarterly cash dividend of $0.27 per share to be paid on August 23, 2022 to the stockholders of record of each share of our common stock at the close of business on August 10, 2022.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of the COVID-19 pandemic on our financial condition and our results of operations, accelerated and diversified revenue growth as a result of the acquisition of North Italia and Fox Restaurant Concepts LLC (“FRC”), financial guidance and projections as well as expectations of our future financial condition, returning to pre-pandemic margins, results of operations, sales, target growth rates, cash flows, quarterly dividends, corporate strategy, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; leverage sales increases and manage flow through; manage cost pressures, including wage rates, commodities cost, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; operate Social Monk Asian Kitchen and other concepts; and utilize our capital effectively and continue to issue cash dividends and repurchase our shares. These forward-looking statements may be affected by various factors including: the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of our restaurants, international licensee restaurants and our bakery operations; supply chain disruptions and inflation; the geopolitical environment, demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; economic, public health and political conditions that impact consumer confidence and spending, including the impact of the COVID-19 pandemic and other health epidemics or pandemics on the global economy; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts, Social Monk Asian Kitchen and other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including laws and regulations related to COVID-19 impacting restaurant operations and customer access to off- and on-premises dining; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; unanticipated costs that may arise in connection with a return to normal course of business; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development; compliance with debt covenants; strategic capital allocation decisions including any share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

COVID-19 Pandemic

Beginning in March 2020, COVID-19 and measures to prevent its spread led to temporary closures, shifts to an off-premise only operating model or reduced dining room capacity across our portfolio. While restrictions on the type of permitted operating model and occupancy capacity may continue to change, currently all of our restaurants are operating with no capacity restrictions. The ongoing effects of COVID-19 and its variants, including, but not limited to, consumer behavior, capacity restrictions, mask and vaccination mandates, wage inflation, our ability to continue to staff our restaurants and disruptions in the supply chain, will determine the impact to our operating results and financial position. The impact to our operations has been most notable during the periods of greatest accelerating COVID-19 case counts, including the recent summer virus resurgence. We have incurred and will continue to incur additional costs to address government regulations and the safety of our staff members and customers. If, in the future, we experience significant disruptions related to COVID-19, we may again implement mitigation actions such as raising additional financing, not declaring future dividends, suspending share repurchases, suspending capital spending, implementing furloughs or modifying our operating strategies. Some of these measures may have an adverse impact on our business.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 309 restaurants throughout the United States and Canada under brands including 208 The Cheesecake Factory®, 30 North Italia® restaurants and a collection within our FRC business. Internationally, 29 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Average check is driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances supporting both our margin objectives and customer traffic levels. We have historically targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. Due to the cost pressures we are currently experiencing, particularly in commodities, in the first quarter of fiscal 2022 we implemented menu price increases above our historical levels to support our longer-term restaurant-level margin objectives and are in the process of implementing further such increases in the third quarter of fiscal 2022. Future near-term pricing actions may also be at levels above historical norms. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

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

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	24.5	22.0	24.1	21.8
Labor expenses	36.6	35.7	36.9	36.1
Other operating costs and expenses	26.3	25.9	26.3	27.3
General and administrative expenses	6.0	6.3	6.1	6.6
Depreciation and amortization expenses	2.7	2.9	2.7	3.2
Impairment of assets and lease termination expenses	—	—	0.0	0.0
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	1.5	0.1	0.9
Preopening costs	0.4	0.4	0.3	0.5
Total costs and expenses	96.6	94.7	96.5	96.4
Income from operations	3.4	5.3	3.5	3.6
Interest and other expense, net	(0.2)	(0.6)	(0.2)	(0.5)
Income before income taxes	3.2	4.7	3.3	3.1
Income tax provision	0.1	0.3	0.3	0.4
Net income	3.1	4.4	3.0	2.7
Dividends on Series A preferred stock	—	(1.8)	—	(1.4)
Undistributed earnings allocated to Series A preferred stock	—	(0.4)	—	(0.2)
Net income available to common stockholders	3.1%	2.2%	3.0%	1.1%

Thirteen Weeks Ended June 28, 2022 Compared to Thirteen Weeks Ended June 29, 2021

Revenues

Revenues increased 8.3% to $832.6 million for the fiscal quarter ended June 28, 2022 compared to $769.0 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales, as well as additional revenue related to new restaurant openings.

The Cheesecake Factory comparable sales increased by 4.7%, or $28.4 million, from the second quarter of fiscal 2021 and increased 13.1% from the second quarter of fiscal 2019. The increase from fiscal 2021 was primarily driven by increased customer traffic of 5.7%, partially offset by a decline in average check of 1.0% (based on a 5.7% negative change in mix, partially offset by an increase of 4.7% in menu pricing). Sales through the off-premise channel comprised approximately 25% of our restaurant sales during the second quarter of fiscal 2022 as compared to 31% in the second quarter of fiscal 2021 as more customers have returned to on-premise dining, whereas consumer behavior had shifted towards the off-premise channel during the prior year period due to the pandemic. However, off-premise sales mix remains elevated versus the pre-pandemic level of 16% during the second quarter of fiscal 2019. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most are for more than one customer. In turn, the lower mix of sales in the off-premise channel during the second quarter of fiscal 2022 compared to the prior year second quarter was the primary driver of the negative change in mix and also contributed to the increase in traffic. We implemented effective menu price increases of approximately 3.3% and 1.5% in the first quarter of fiscal 2022 and third quarter of fiscal 2021, respectively. The Cheesecake Factory average sales per restaurant operating week increased 5.1% to $237,004 in the second quarter of fiscal 2022 from $225,452 in the second quarter of fiscal 2021. Total operating weeks at The Cheesecake Factory restaurants increased 0.5% to 2,704 in the second quarter of fiscal 2022 compared to 2,691 in the prior year.

North Italia comparable sales increased approximately 12% from the second quarter of fiscal 2021 and increased 22% from the second quarter of fiscal 2019. The increase from fiscal 2021 was primarily driven by increased customer traffic of 8%, as well as an increase in average check of 4% (based on an increase of 5% in menu pricing, partially offset by a 1% negative change in mix). North Italia average sales per restaurant operating week increased 12.0% to $148,778 in the second quarter of fiscal 2022 from $132,824 in the second quarter of fiscal 2021. Total operating weeks at North Italia increased 15.2% to 378 in the second quarter of fiscal 2022 compared to 328 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. At June 28, 2022, there were two The Cheesecake Factory restaurants and seven North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Cost of Sales

Cost of sales consists of food, beverage and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 24.5% and 22.0% in the second quarters of fiscal 2022 and 2021, respectively, primarily due to inflation across most categories in excess of menu price increases (2.3%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 36.6% and 35.7% in the second quarters of fiscal 2022 and 2021, respectively. This increase was primarily due to wage rate inflation in excess of menu price increases (1.2%), as well as increased staffing levels compared to the prior year (0.3%), partially offset by a decline in group medical insurance costs due to lower claim activity (0.5%) in the second quarter of fiscal 2022.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), marketing, including delivery commissions, other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 26.3% and 25.9% in the second quarters of fiscal 2022 and 2021, respectively. This variance was primarily driven by utilities inflation in excess of menu price increases (0.2%) and higher workers compensation insurance costs due to lower claim activity in the prior year (0.2%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.0% and 6.3% in the second quarters of fiscal 2022 and 2021, respectively. This variance was primarily driven by lower corporate incentive compensation expense (0.4%).

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses decreased to 2.7% in the second quarter of fiscal 2022 from 2.9% in the comparable prior year period due primarily to sales leverage.

Impairment of Assets and Lease Terminations Expenses

During the second quarter of fiscal 2022, we recorded impairment of assets and lease terminations expense of $0.1 million compared with no impairment of assets and lease terminations expense during the second quarter of fiscal 2021.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses

We recorded $0.9 million and $11.4 million during the second quarter of fiscal 2022 and 2021, respectively, of acquisition-related contingent consideration, compensation and amortization. This decrease is primarily related to the impact of an amendment to the FRC acquisition agreement in the second quarter of fiscal 2021 that, among other things, extended the measurement period through fiscal 2026.

Preopening Costs

Preopening costs were $2.9 million and $2.8 million in the second quarters of fiscal 2022 and 2021, respectively. We opened one North Italia restaurants and one Other location in the second quarter of fiscal 2022 compared to two North Italia and one Other location in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $1.1 million and $4.7 million for the second quarters of fiscal 2022 and 2021, respectively. This decrease was primarily due to interest in the prior year related to our interest rate swap, which was terminated in June 2021 ($2.8 million), lower interest on our Revolving Credit Facility due to a repayment in June 2021 ($0.4 million), as well as favorability across several other categories.

Income Tax Provision

Our effective income tax rate was 4.3% and 7.4% for the second quarters of fiscal 2022 and 2021, respectively. The decrease resulted primarily from a higher proportion of employment credits in relation to pre-tax income, partially offset by nondeductible losses in the second quarter of fiscal 2022 as compared to non-taxable gains in the comparable prior year period on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan (“ESP”).

Twenty-Six Weeks Ended June 28, 2022 Compared to Twenty-Six Weeks Ended June 29, 2021

Revenues

Revenues increased 16.5% to $1,626.4 million for the first half of 2022 compared to $1,396.4 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales, reflecting the impact of the COVID-19 pandemic in the first half of fiscal 2021, as well as additional revenue related to new restaurant openings.

The Cheesecake Factory comparable sales increased by 12.0%, or $130.9 million, from the first half of fiscal 2021 and increased 10.6% from the first half of fiscal 2019. The increase from fiscal 2021 was primarily driven by increased customer traffic of 14.4% primarily due to the impact of the COVID-19 pandemic in the prior year, partially offset by a decline in average check of 2.4% (based on a 6.7% negative change in mix, partially offset by an increase of 4.3% in menu pricing). Sales through the off-premise channel comprised approximately 26% of our restaurant sales during the first half of fiscal 2022 as compared to 36% in the first half of fiscal 2021 as more customers have returned to on-premise dining, whereas consumer behavior had shifted towards the off-premise channel during the prior year period due to the pandemic. However, off-premise sales mix remains elevated versus the pre-pandemic level of 16% during the first half of fiscal 2019. The Cheesecake Factory average sales per restaurant operating week increased 12.3% to $231,264 in the first half of fiscal 2022 from $206,012 in the first half of fiscal 2021. Total operating weeks at The Cheesecake Factory restaurants increased 0.7% to 5,408 in the first half of fiscal 2022 compared to 5,369 in the prior year.

North Italia comparable sales increased approximately 21% from the first half of fiscal 2021 and increased 22% from the first half of fiscal 2019. The increase from fiscal 2021 was primarily driven by increased customer traffic of 19%, as well as an increase in average check of 2% (based on an increase of 4% in menu pricing, partially off by a 2% negative change in mix). North Italia average sales per restaurant operating week increased 19.2% to $144,365 in the first half of fiscal 2022 from $121,061 in the first half of fiscal 2021. Total operating weeks at North Italia increased 19.7% to 755 in the first half of fiscal 2022 compared to 631 in the prior year.

Cost of Sales

As a percentage of revenues, cost of sales was 24.1% and 21.8% in the first half of fiscal 2022 and 2021, respectively, primarily due to inflation across most categories in excess of menu price increases (1.9%).

Labor Expenses

As a percentage of revenues, labor expenses were 36.9% and 36.1% in the first half of fiscal 2022 and 2021, respectively. This increase was primarily due to wage rate inflation in excess of menu price increases (1.4%), partially offset by a decrease in group medical insurance costs due to lower claim activity (0.5%) in the first half of fiscal 2022.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 26.3% and 27.3% in the first half of fiscal 2022 and 2021, respectively. This variance was primarily driven by pricing leverage (0.5%), sales leverage within occupancy and building costs (0.3%) and lower restaurant-level incentive compensation expense (0.3%).

G&A Expenses

As a percentage of revenues, G&A expenses were 6.1% and 6.6% in the first half of fiscal 2022 and 2021, respectively. This variance was primarily driven by lower corporate incentive compensation expense (0.3%), as well as sales leverage and expense management (0.3%).

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses decreased to 2.7% in the first half of fiscal 2022 from 3.2% in the comparable prior year period due primarily to sales leverage.

Impairment of Assets and Lease Terminations Expenses

During the first half of fiscal 2022, we recorded impairment of assets and lease terminations expense of $0.3 million related to lease termination costs and accelerated depreciation for two Grand Lux Cafe locations that closed during the first quarter of fiscal 2022. During the first half of fiscal 2021, we recorded impairment of assets and lease terminations expense of $0.6 million related to lease termination costs for two Other restaurants, one of which closed during the fourth quarter of fiscal 2020 and one that closed at the beginning of the first quarter of fiscal 2021.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses

We recorded $1.8 million and $11.9 million during the first half of fiscal 2022 and 2021, respectively, of acquisition-related contingent consideration, compensation and amortization. This decrease is primarily related to the impact of an amendment to the FRC acquisition agreement in the second quarter of fiscal 2021 that, among other things, extended the measurement period through fiscal 2026.

Preopening Costs

Preopening costs were $4.7 million and $6.6 million in the first half of fiscal 2022 and 2021, respectively. We opened one North Italia and one Other location in the first half of fiscal 2022 compared to one The Cheesecake Factory, three North Italia restaurants, one Other FRC and one Other location in the comparable prior year period.

Interest and Other Expense, Net

Interest and other expense, net was $2.6 million and $7.4 million for the first half of fiscal 2022 and 2021, respectively. This decrease was primarily due to interest in the prior year related to our interest rate swap, which was terminated in June 2021 ($3.3 million), lower interest on our Revolving Credit Facility due to a repayment in June 2021 ($0.5), as well as favorability across several other categories.

Income Tax Provision

Our effective income tax rate was 9.0% and 11.7% for the first half of fiscal 2022 and 2021, respectively. The decrease resulted primarily from a higher proportion of employment credits in relation to pre-tax income in the first half of fiscal 2022 and our reserve for an uncertain tax position recorded in the comparable prior year period, partially offset by nondeductible losses in the first half of fiscal 2022 as compared to non-taxable gains in the comparable prior year period on our investments in variable life insurance contracts used to support our ESP.

Non-GAAP Measures

Adjusted net income and adjusted if- converted net income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net income available to common stockholders and diluted net income per common share the impact of items we do not consider indicative of our ongoing operations. To reflect the potential impact of the conversion of our Series A preferred stock into common stock for the period that it was outstanding prior to the conversion on June 15, 2021, we excluded the preferred dividend and assumed all convertible preferred shares had been converted into common stock. (See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our preferred stock.) We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income available to common stockholders and diluted net income per common share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021	June 28, 2022	June 29, 2021

Net income available to common stockholders	$25,656	$17,073	$48,819	$15,799
Dividends on Series A preferred stock	—	13,591	—	18,661
Net income attributable to Series A preferred stock	—	3,051	—	3,123
COVID-19 related costs (1)	—	—	—	4,917
Impairment of assets and lease termination expenses	106	—	313	594
Acquisition-related contingent consideration, compensation and amortization expenses	948	11,357	1,839	11,907
Termination of interest rate swap	—	2,354	—	2,354
Uncertain tax position	—	—	—	2,471
Tax effect of adjustments (2)	(275)	(3,565)	(559)	(5,140)
Adjusted net income	$26,435	$43,861	$50,412	$54,686
Diluted net income per common share	$0.50	$0.37	$0.96	$0.35
Dividends on Series A preferred stock	—	0.25	—	0.34
Net income attributable to Series A preferred stock	—	0.06	—	0.06
Assumed impact of potential conversion of Series A preferred stock into common stock (3)	—	(0.06)	—	(0.06)
COVID-19 related costs (1)	—	—	—	0.09
Impairment of assets and lease termination expenses	0.00	—	0.01	0.01
Acquisition-related contingent consideration, compensation and amortization expenses	0.02	0.21	0.04	0.22
Termination of interest rate swap	—	0.04	—	0.04
Uncertain tax positions	—	—	—	0.05
Tax effect of adjustments (2)	(0.01)	(0.07)	(0.01)	(0.09)
Adjusted if-converted net income per share (4)	$0.52	$0.80	$0.99	$1.00
(1)	Represents incremental costs associated with the COVID-19 pandemic such as additional sanitation, personal protective equipment, sick and vaccination pay, and healthcare benefits associated with furloughed staff members.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Represents the impact of assuming the conversion of preferred stock into common stock (8,126,001 and 8,862,280 shares for the thirteen and twenty-six weeks ended June 29, 2021, respectively), resulting in an assumption of 54,902,770 and 54,837,353 weighted-average common shares outstanding for the thirteen and twenty-six weeks ended June 29, 2021.
(4)	Adjusted net income per share may not add due to rounding.

Fiscal 2022 Outlook

Based on our second quarter performance, recent trends and including the impact of the latest virus resurgence, we anticipate total revenue for the third quarter of fiscal 2022 to be approximately $785 million to $805 million and for the full fiscal year to be approximately $3.32 billion to $3.37 billion, with The Cheesecake Factory fiscal year 2022 average sales per location reaching $12 million, including the impact of the 53rd operating week. We remain committed to supporting our longer-term restaurant-level margin objectives and will take appropriate actions, including additional menu pricing to help offset structural and permanent costs. However, there remains measurable risk associated with cost fluctuations driven by the current environment. We currently have 4.75% pricing in The Cheesecake Factory menu and are in the process of implementing a 4.25% menu price increase in the third quarter of fiscal 2022.

For fiscal year 2022, we expect commodity inflation of approximately 14% to 15% inclusive of the recent geopolitical environment, with 15% to 16% inflation in the third quarter of fiscal 2022 and moderating to 13% to 14% inflation in the fourth quarter of fiscal 2022. We expect fiscal year 2022 net labor inflation of approximately 5% when factoring in wage rates and channel mix, among other components such as payroll taxes and benefits. We also anticipate other operating costs and expenses as a percentage of revenues to be slightly above 26% in the third quarter of fiscal 2022 and, with the full benefit of the third quarter menu price increase, to be approximately 25% for the fourth quarter of fiscal year 2022. In addition, we expect fiscal 2022 G&A expenses of approximately $207 million, with approximately $52 million and $55 million to $56 million in the third and fourth quarter of fiscal 2022, respectively. The increase in G&A expenses from the third to the fourth quarter of fiscal 2022 primarily relates to the 53rd operating week. We also anticipate fiscal 2022 preopening costs of approximately $18 million, depreciation and amortization expenses of approximately $91 million and are utilizing a tax rate of approximately 9% to 10% for modeling purposes.

We plan to open as many as 15 new restaurants in fiscal 2022, including four The Cheesecake Factory restaurants, four North Italia restaurants and as many as seven restaurants within our FRC business, which includes three Flower Child locations. We anticipate approximately $140 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

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

During the first half of fiscal 2022, our cash and cash equivalents increased by $5.3 million to $194.9 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 28, 2022	June 29, 2021
Cash provided by operating activities	$87.5	$130.4
Additions to property and equipment	(46.4)	(30.9)
Acquisition-related deferred consideration and compensation	(7.2)	—
Convertible debt issuance, net of issuance cost	—	334.9
Common stock issuance, net of issuance cost	—	167.1
Repayments on credit facility	—	(150.0)
Series A preferred stock cash-settled conversion	—	(443.8)
Series A preferred stock dividends paid	—	(18.7)
Proceeds from exercise of stock options	0.1	24.8
Common stock dividends paid	(14.3)	(0.3)
Treasury stock purchases	(14.8)	(4.6)

Cash Provided by Operating Activities

Cash flows from operations decreased by $42.9 million from the first half of fiscal 2021 primarily due to higher fiscal year-end 2021 liabilities related to increased sales and staffing levels that were paid in the first half of fiscal 2022, compared to those accrued at fiscal year-end 2020 and paid in the first half of fiscal 2021.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $21.7 million and $14.0 million for the first half of fiscal 2022 and 2021, respectively. Capital expenditures also included $22.4 million and $14.4 million for our existing restaurants and $2.3 million and $2.5 million for bakery and corporate capacity and infrastructure investments in the first half of fiscal 2022 and 2021, respectively. We currently anticipate fiscal 2022 capital expenditures to be approximately $140 million.

Acquisition-Related Deferred Consideration and Compensation

During the first half of fiscal 2022, we made a payment of $7.2 million for contingent consideration and compensation related to the FRC acquisition.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. At June 28, 2022, the conversion rate for the Notes was 12.8586 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $77.77 per share of common stock. In connection with the cash dividend that was declared by our Board on July 21, 2022, on August 11, 2022 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Notes.)

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

The Amended Credit Agreement contains customary affirmative and negative covenants, including limits on cash dividends and share repurchases with respect to our equity interests, and restrictions on indebtedness, liens, investments, sales of assets, fundamental changes and other matters. The Amended Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgements, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the Revolving Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit. As of June 28, 2022, we were in compliance with the covenants set forth in the Revolving Facility.

In the second quarter of fiscal 2021, we utilized a portion of the net proceeds from our Notes and common share offerings to reduce the balance on our Revolving Facility by $150.0 million. At June 28, 2022, we had net availability for borrowings of $237.7 million, based on a $130.0 million outstanding debt balance and $32.3 million in standby letters of credit. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

Series A Preferred Stock

During the second quarter of fiscal 2021, we paid a cash dividend on our Series A preferred stock of $5.1 million. During the second quarter of fiscal 2021, we paid $457.3 million in connection with the cash-settled conversion of 150,000 shares of our outstanding Series A preferred stock (effected through a repurchase agreement), and the share-settled conversion of the remaining 50,000 shares of our outstanding Series A preferred stock into 2,400,864 shares of our common stock, of which $13.6 million was deemed to be a dividend. (See Note 9 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our preferred stock.)

Common Stock Dividends

Common stock dividends of $14.3 million and $0.3 million were paid in the first half of fiscal 2022 and 2021, respectively. The increase is primarily due to the resumption of our quarterly dividend in the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Amended Credit Agreement. As further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, in July 2022, our Board declared a quarterly dividend to be paid in the third quarter of fiscal 2022. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Amended Credit Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.6 million shares at a total cost of $1,717.3 million through June 28, 2022. We repurchased 0.5 million shares at a cost of $14.8 million during the first half of fiscal 2022 compared to 0.1 million shares at a cost of $4.6 million during the comparable fiscal 2021 period. $10.4 million of the increase is due to the resumption of our share repurchase program in the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Amended Credit Agreement. The remaining variance represents the change in repurchases made to satisfy tax withholding obligations on vested restricted share awards.

Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the FRC acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under the Amended Credit Agreement that limit share repurchases based on a defined ratio. (See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods.)

Cash Flow Outlook

We believe that our cash and cash equivalents, combined with expected cash flows provided by operations and available borrowings under the Revolving Facility, will provide us with adequate liquidity for the next 12 months and the foreseeable future.

As of June 28, 2022, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of these commodities can be subject to market volatility driven by supply and demand factors outside of our control, including the relative availability of labor and distribution, weather, natural disasters, inventory levels, and political and economic conditions. Climate change may further exacerbate a number of these factors. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages have continued and have been exacerbated by the geo-political unrest in fiscal 2022. The aggregate impact of these and other factors have contributed to significant cost inflation.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of June 28, 2022, we had no hedging contracts in place. Commodities not subject to fixed price and volume agreements can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, varying global demand and the geopolitical environment. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the second quarters of fiscal 2022 and 2021, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.0 million and $1.7 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Amended Facility that is indexed to market rates. Based on outstanding borrowings at both June 28, 2022 and December 28, 2021, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at June 28, 2022 and December 28, 2021, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $2.0 million and $2.3 million at June 28, 2022 and December 28, 2021, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 28, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 28, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended June 28, 2022 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs
March 30 — May 3, 2022	2	$38.55	—	2,758
May 4 — May 31, 2022	11	34.50	—	2,747
June 1 — June 28, 2022	347	30.07	347	2,400
Total	360		347
(1)	The total number of shares purchased includes 12,668 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 53.6 million shares at a total cost of $1,717.3 million through June 28, 2022 with 359,705 shares repurchased at a cost of $10.9 million during the second quarter of fiscal 2022. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and covenants under our credit facility that limit share repurchases based on a defined ratio.

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on May 20, 2009)	8-K	000-20574	3.8	5/27/09
4.1	Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.1	6/15/21
4.2	First Supplemental Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.2	6/15/21
4.3	Form of certificate representing the 0.375% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-20574	4.3	6/15/21
10.1	The Cheesecake Factory Incorporated Stock Incentive Plan, as amended by the Amendment	8-K	000-20574	10.1	5/23/2022
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2022, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2022	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)