Form 10-Q
period 2022-09-27
CHEESECAKE FACTORY INC
filed 2022-11-02
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2022

or

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

As of October 24, 2022, 51,420,136 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 27,	December 28,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133,157	$189,627
Accounts and other receivables	67,661	100,504
Income taxes receivable	23,692	36,173
Inventories	62,275	42,839
Prepaid expenses	30,953	36,446
Total current assets	317,738	405,589
Property and equipment, net	755,524	741,746
Other assets:
Intangible assets, net	251,639	251,701
Operating lease assets	1,267,241	1,241,237
Other	141,932	157,852
Total other assets	1,660,812	1,650,790
Total assets	$2,734,074	$2,798,125

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,030	$54,086
Gift card liabilities	174,725	211,182
Operating lease liabilities	147,413	131,818
Other accrued expenses	225,000	239,187
Total current liabilities	606,168	636,273

Long-term debt	467,528	466,017
Operating lease liabilities	1,215,009	1,218,269
Other noncurrent liabilities	121,873	147,400
Commitments and contingencies (Note 8)
Series A convertible preferred stock, $.01 par value, 200,000 shares authorized; none issued	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, other than Series A convertible preferred stock, 4,800,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 106,156,302 and 105,365,678 shares issued at September 27, 2022 and December 28, 2021, respectively	1,062	1,054
Additional paid-in capital	880,215	862,758
Retained earnings	1,187,280	1,169,150
Treasury stock, 54,485,868 and 53,139,172 shares at cost at September 27, 2022 and December 28, 2021, respectively	(1,744,005)	(1,702,509)
Accumulated other comprehensive loss	(1,056)	(287)
Total stockholders’ equity	323,496	330,166
Total liabilities, Series A convertible preferred stock and stockholders’ equity	$2,734,074	$2,798,125

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS)/INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021

Revenues	$784,001	$754,474	$2,410,354	$2,150,847

Costs and expenses:
Cost of sales	197,774	169,418	590,457	474,237
Labor expenses	293,040	279,957	893,322	784,501
Other operating costs and expenses	217,009	201,490	643,844	582,518
General and administrative expenses	50,324	45,802	149,638	138,457
Depreciation and amortization expenses	22,651	22,576	66,764	66,805
Impairment of assets and lease termination expenses	—	—	313	594
Acquisition-related contingent consideration, compensation and amortization expenses	1,081	685	2,920	12,592
Preopening costs	4,327	3,169	9,038	9,804
Total costs and expenses	786,206	723,097	2,356,296	2,069,508
(Loss)/income from operations	(2,205)	31,377	54,058	81,339
Interest and other expense, net	(1,315)	(1,794)	(3,906)	(9,194)
(Loss)/income before income taxes	(3,520)	29,583	50,152	72,145
Income tax (benefit)/provision	(1,122)	(3,097)	3,731	1,882
Net (loss)/income	(2,398)	32,680	46,421	70,263
Dividends on Series A preferred stock	—	—	—	(18,661)
Undistributed earnings allocated to Series A preferred stock	—	—	—	(5,804)
Net (loss)/income available to common stockholders	$(2,398)	$32,680	$46,421	$45,798

Net (loss)/income per common share:
Basic	$(0.05)	$0.65	$0.93	$0.98
Diluted (Note 11)	$(0.05)	$0.64	$0.92	$0.96

Weighted-average common shares outstanding:
Basic	49,653	50,212	50,124	46,624
Diluted	49,653	51,113	50,708	47,675

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021

Net (loss)/income	$(2,398)	$32,680	$46,421	$70,263
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	(724)	(238)	(769)	155
Unrealized gain on derivative, net of tax	—	—	—	3,464
Other comprehensive (loss)/gain	(724)	(238)	(769)	3,619
Total comprehensive (loss)/income	(3,122)	32,442	45,652	73,882
Comprehensive income attributable to Series A preferred stockholders	—	—	—	(24,872)
Total comprehensive (loss)/income available to common stockholders	$(3,122)	$32,442	$45,652	$49,010

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND SERIES A CONVERTIBLE PREFERRED STOCK

(In thousands)

(Unaudited)

For the thirty-nine weeks ended September 27, 2022:

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 28, 2021	—	$—	105,366	$1,054	$862,758	$1,169,150	$(1,702,509)	$(287)	$330,166
Net income	—	—	—	—	—	23,163	—	—	23,163
Foreign currency translation adjustment	—	—	—	—	—	—	—	255	255
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	22	—	—	22
Stock-based compensation	—	—	608	6	5,569	—	—	—	5,575
Common stock issued under stock-based compensation plans	—	—	55	0	83	—	—	—	83
Treasury stock purchases	—	—	—	—	—	—	(3,938)	—	(3,938)
Balance, March 29, 2022	—	$—	106,029	$1,060	$868,410	$1,192,335	$(1,706,447)	$(32)	$355,326
Net income	—	—	—	—	—	25,656	—	—	25,656
Foreign currency translation adjustment	—	—	—	—	—	—	—	(300)	(300)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	—	—	(14,260)	—	—	(14,260)
Stock-based compensation	—	—	(40)	0	6,141	—	—	—	6,141
Common stock issued under stock-based compensation plans	—	—	41	0	0	—	—	—	0
Treasury stock purchases	—	—	—	—	—	—	(10,879)	—	(10,879)
Balance, June 28, 2022	—	$—	106,030	$1,060	$874,551	$1,203,731	$(1,717,326)	$(332)	$361,684
Net loss	—	—	—	—	—	(2,398)	—	—	(2,398)
Foreign currency translation adjustment	—	—	—	—	—	—	—	(724)	(724)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	—	—	(14,053)	—	—	(14,053)
Stock-based compensation	—	—	32	1	5,664	—	—	—	5,665
Common stock issued under stock-based compensation plans	—	—	94	1	0	—	—	—	1
Treasury stock purchases	—	—	—	—	—	—	(26,679)	—	(26,679)
Balance, September 27, 2022	—	$—	106,156	$1,062	$880,215	$1,187,280	$(1,744,005)	$(1,056)	$323,496

For the thirty-nine weeks ended September 28, 2021:

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 29, 2020	200	$218,248	98,645	$986	$878,148	$1,110,087	$(1,696,743)	$(3,785)	$288,693
Cumulative effect of adopting ASU 2020-06	—	(4,763)	—	—	—	4,763	—	—	4,763
Balance, December 29, 2020, as adjusted	200	213,485	98,645	986	878,148	1,114,850	(1,696,743)	(3,785)	293,456
Net income	—	—	—	—	—	3,868	—	—	3,868
Foreign currency translation adjustment	—	—	—	—	—	—	—	174	174
Change in derivative, net of tax	—	—	—	—	—	—	—	1,738	1,738
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	399	—	—	399
Stock-based compensation	—	—	293	3	5,480	—	—	—	5,483
Common stock issued under stock-based compensation plans	—	—	570	6	20,417	—	—	—	20,423
Treasury stock purchases	—	—	—	—	—	—	(3,957)	—	(3,957)
Cash dividends declared Series A preferred stock, $25.35 per share	—	—	—	—	—	(5,070)	—	—	(5,070)
Balance, March 30, 2021	200	$213,485	99,508	$995	$904,045	$1,114,047	$(1,700,700)	$(1,873)	$316,514
Net income	—	—	—	—	—	33,715	—	—	33,715
Foreign currency translation adjustment	—	—	—	—	—	—	—	219	219
Change in derivative, net of tax	—	—	—	—	—	—	—	1,726	1,726
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	15	—	—	15
Stock-based compensation	—	—	44	1	5,540	—	—	—	5,541
Common stock issued under stock-based compensation plans	—	—	118	1	4,361	—	—	—	4,362
Common stock issuance	—	—	3,125	31	167,019	—	—	—	167,050
Treasury stock purchases	—	—	—	—	—	—	(603)	—	(603)
Series A preferred stock cash-settled conversion	(150)	(160,114)	—	—	(283,637)	—	—	—	(283,637)
Series A preferred stock conversion to common stock	(50)	(53,371)	2,401	24	53,273	—	—	—	53,297
Deemed dividends on Series A preferred stock	—	—	—	—	—	(13,591)	—	—	(13,591)
Balance, June 29, 2021	—	$—	105,196	$1,052	$850,601	$1,134,186	$(1,701,303)	$72	$284,608
Net income	—	—	—	—	—	32,680	—	—	32,680
Foreign currency translation adjustment	—	—	—	—	—	—	—	(238)	(238)
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	135	—	—	135
Stock-based compensation	—	—	59	1	5,441	—	—	—	5,442
Common stock issued under stock-based compensation plans	—	—	38	0	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	(681)	—	(681)
Balance, September 28, 2021	—	$—	105,293	$1,053	$856,042	$1,167,001	$(1,701,984)	$(166)	$321,946

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021
Cash flows from operating activities:
Net income	$46,421	$70,263
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	66,764	66,805
Impairment of assets and lease termination expense	250	394
Deferred income taxes	(2,633)	(5,227)
Stock-based compensation	17,220	16,329
Changes in assets and liabilities:
Accounts and other receivables	23,835	8,121
Income taxes receivable/payable	12,481	(3,749)
Inventories	(19,442)	(3,907)
Prepaid expenses	5,487	5,596
Operating lease assets/liabilities	(13,758)	(4,386)
Other assets	18,447	(5,682)
Accounts payable	11,177	(3,771)
Gift card liabilities	(36,448)	(23,143)
Other accrued expenses	(30,904)	1,517
Cash provided by operating activities	98,897	119,160
Cash flows from investing activities:
Additions to property and equipment	(78,053)	(49,158)
Additions to intangible assets	(489)	(482)
Other	485	(1,283)
Cash used in investing activities	(78,057)	(50,923)
Cash flows from financing activities:
Acquisition-related deferred consideration and compensation	(7,187)	—
Repayment on credit facility	—	(150,000)
Convertible debt issuance	—	345,000
Convertible debt direct and incremental costs	—	(10,074)
Series A preferred stock cash-settled conversion	—	(443,751)
Series A preferred stock conversion direct and incremental costs	—	(74)
Series A preferred stock dividends paid	—	(18,661)
Common stock issuance	—	175,000
Common stock issuance direct and incremental costs	—	(7,950)
Proceeds from exercise of stock options	84	24,785
Common stock dividends paid	(28,350)	(337)
Treasury stock purchases	(41,496)	(5,241)
Cash used in financing activities	(76,949)	(91,303)
Foreign currency translation adjustment	(361)	11
Net change in cash and cash equivalents	(56,470)	(23,055)
Cash and cash equivalents at beginning of period	189,627	154,085
Cash and cash equivalents at end of period	$133,157	$131,030

Supplemental disclosures:
Interest paid	$4,706	$7,749
Income taxes paid	$13,603	$9,128
Construction payable	$10,545	$3,236

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

COVID-19 Pandemic and Other Impacts to our Operating Environment

We have experienced significant disruptions to our business as federal, state and local restrictions have fluctuated over time to mitigate the spread of the COVID-19 virus. While most of our restaurants operated with no restrictions on indoor dining during the 2021 fiscal year and 2022 fiscal year to date, our operations were notably impacted during periods of accelerating case counts which led to restaurant staff quarantines and a shift in consumer behavior towards sheltering-in-place and social distancing. We have incurred and may continue to incur additional costs to address government regulations and the safety of our staff members and customers. During fiscal year 2022 to date, along with COVID-19, our operating results have been impacted by geopolitical and other macroeconomic factors, leading to increased commodity and wage inflation and other increased costs.

The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events, could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation and disruptions in the supply chain. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending share repurchases and dividends, increasing borrowings on our credit facility or modifying our operating strategies. Some of these measures may have an adverse impact on our business.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 27, 2022
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$73,721	$—	$—
Non-qualified deferred compensation liabilities	(73,462)	—	—
Acquisition-related deferred consideration	—	(21,898)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(18,414)

	December 28, 2021
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$92,588	$—	$—
Non-qualified deferred compensation liabilities	(92,012)	—	—
Acquisition-related deferred consideration	—	(21,642)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(23,894)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021

Beginning balance	$23,894	$7,465
Payment	(7,187)	—
Change in fair value	1,707	11,555
Ending balance	$18,414	$19,020

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liabilities at September 27, 2022 was $0 to $204.0 million. Results could change materially if different estimates and assumptions were used. The significant decrease in the fair value of the contingent consideration and compensation liabilities during the first three quarters of fiscal 2022 primarily related to the payment of $7.2 million per the Fox Restaurant Concept LLC (“FRC”) acquisition agreement.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts.

As of September 27, 2022, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of September 27, 2022 was approximately $269.1 million and was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the Notes was primarily due to a decline in our stock price from the date of the issuance of Notes. See Note 5 for further discussion of the Notes.

3.  Inventories

Inventories consisted of (in thousands):

	September 27, 2022	December 28, 2021
Restaurant food and supplies	$29,255	$27,877
Bakery finished goods and work in progress(1)	25,140	7,951
Bakery raw materials and supplies	7,880	7,011
Total	$62,275	$42,839
(1)

The increase in bakery finished goods and work in progress inventory primarily relates to lower than typical levels at December 28, 2021 due to challenges ramping back up after the initial COVID-19 shutdown, as well as higher valuations at September 27, 2022 due to the significant cost inflation experienced during fiscal 2022.

4.  Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Gift card liabilities:
Beginning balance	$182,295	$169,098	$211,182	$184,655
Activations	20,650	18,364	69,847	67,316
Redemptions and breakage	(28,220)	(25,949)	(106,304)	(90,458)
Ending balance	$174,725	$161,513	$174,725	$161,513

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Gift card contract assets:
Beginning balance	$17,061	$15,811	$18,468	$17,955
Deferrals	2,268	2,273	8,159	7,980
Amortization	(3,674)	(3,814)	(10,972)	(11,665)
Ending balance	$15,655	$14,270	$15,655	$14,270

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

The Second Amendment, among other things, (i) extended the prior covenant relief period during which the testing of the net adjusted debt to EBITDAR ratio covenant (the “Net Adjusted Leverage Ratio”) and the EBITDAR to interest and rent expense ratio covenant (the “EBITDAR Ratio”) was suspended until the quarter ending December 28, 2021 (the “Covenant Relief Period”), (ii) continued to impose a monthly Liquidity covenant of $100 million (with “Liquidity” being the sum of (a) unrestricted cash and cash equivalents and (b) the unused portion of the Revolving Facility) until the Company demonstrated compliance with the financial covenants as of the quarter ending December 28, 2021, (iii) provided that the obligations thereunder be secured by a first priority security interest in substantially all of our and any guarantor’s property, with such property to be released upon (a) the termination of the Covenant Relief Period, (b) the Company’s compliance with the Net Adjusted Leverage Ratio and the EBITDAR Ratio as of the quarter ending on March 29, 2022, (c) neither the Company nor any of the guarantors having incurred unsecured debt using certain debt baskets under the Revolving Facility unless such debt is convertible debt or subordinated on customary debt subordination terms reasonably acceptable to the administrative agent and (d) no default or event of default having occurred or continuing, (iv) amended certain negative covenants during the Covenant Relief Period, including certain restrictions on capital expenditures, restricted payments, investments and indebtedness, and (v) permitted the payment of cash dividends with respect to our Series A Convertible Preferred Stock, par value $0.01 per share (“Series A preferred stock”) for each fiscal quarter of 2021 in an amount not to exceed $5.25 million per quarter. Subsequent to the Covenant Relief Period, we are required to maintain (i) a maximum Net Adjusted Leverage Ratio of 4.75 and (ii) a minimum EBITDAR Ratio of 1.9. Our Net Adjusted Leverage and EBITDAR Ratios were 3.7 and 2.1, respectively, at September 27, 2022. Our compliance with the financial covenants set forth in the Revolving Facility as of September 27, 2022 was measured under the Fourth Revolving Facility (as defined in Note 13 below), and as of such date we were in compliance. Concurrently with our delivery of the compliance certificate demonstrating our compliance with the financial covenants in the Amended Credit Agreement as of December 28, 2021, the Covenant Relief Period was terminated.

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

Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted LIBO Rate plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with the Amended Credit Agreement. At September 27, 2022, we had net availability for borrowings of $238.5 million, based on a $130.0 million outstanding debt balance and $31.5 million in standby letters of credit.

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

The Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of September 27, 2022, the conversion rate is 12.9717 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $77.09 per share of common stock. In connection with the cash dividend that was declared by our Board on October 26, 2022, on November 14, 2022 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with their terms.

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

The Notes contain customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Indenture relating to our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of our assets and our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by us or any of our significant subsidiaries with respect to indebtedness for borrowed money of at least $20,000,000; (vi) the rendering of certain judgments against us or any of our significant subsidiaries for the payment of at least $25,000,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries.

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

As of September 27, 2022, the Notes had a gross principal balance of $345.0 million and a balance of $337.5 million, net of unamortized issuance costs. Total amortization expense was $0.5 million and $1.5 million during the thirteen and thirty-nine weeks ended September 27, 2022, respectively. The effective interest rate for the Notes was 0.96% as of September 27, 2022.

6. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Operating	$34,629	$33,034	$102,282	$97,889
Variable	19,723	18,972	60,073	54,664
Short-term	27	71	80	212
Total	$54,379	$52,077	$162,435	$152,765

Supplemental information related to leases (in thousands):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$102,675	$103,318
Right-of-use assets obtained in exchange for new operating lease liabilities	51,436	50,953

7. Derivative

We terminated our interest rate swap agreement, which was designated as a cash flow hedge, in the second quarter of fiscal 2021. This interest rate swap, which would have matured on April 1, 2025, was established to manage our exposure to interest rate movements on our credit facility. The interest rate swap entitled us to receive a variable rate of interest based on the one-month LIBO rate in exchange for the payment of a fixed interest rate of 0.802%. The notional amount of the swap agreement was $280.0 million through March 31, 2023 and $140.0 million from April 1, 2023 through April 1, 2025. The differences between the variable LIBO rate and the interest rate swap rate were settled monthly. Prior to termination, the interest rate swap was determined to be an effective hedging agreement. No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings in the first two quarters of fiscal 2021.

The following table summarizes the changes related to the interest rate swap in accumulated other comprehensive income (“AOCI”), net of tax, during the thirty-nine weeks ended September 28, 2021 (in thousands):

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

8. Commitments and Contingencies

On June 7, 2018, the California Department of Industrial Relations issued a $4.2 million wage citation jointly against the Company and our vendor that provides janitorial services to eight of our Southern California restaurants, alleging that the janitorial vendor or its subcontractor failed to comply with various provisions of the California Labor Code (Wage Citation Case No. 35-CM-188798-16). The wage citation seeks to recover penalties and other monetary payments on behalf of the employees that worked for this vendor or its subcontractor. On June 28, 2018, we filed an appeal of the wage citation. On July 7, 2022, the parties participated in voluntary mediation and reached a tentative settlement on the wage citation. The settlement is subject to documentation and final agency approval. We have reserved an immaterial amount for settlement purposes.

On June 22, 2018, the Internal Revenue Service issued a Notice of Deficiency in which they disallowed a portion of our §199 Domestic Production Activities Deduction for tax years 2010, 2011 and 2012. On September 11, 2018, we petitioned the United States Tax Court for a redetermination of the deficiency. The tax court assigned docket number 18150-18 to our case. On April 29, 2022, the parties filed a Settlement Stipulation and a Proposed Stipulated Decision (the “Decision”) with the tax court stipulating to the amount of income tax deficiency. On May 11, 2022, the court entered the Decision in accordance with the stipulation of the parties. We have recorded an immaterial amount in connection with the Decision.

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

Common Stock – Dividends and Share Repurchases

On July 21, 2022, our Board declared a quarterly cash dividend of $0.27 per share that was paid on August 23, 2022 to the stockholders of record of each share of our common stock at the close of business on August 10, 2022. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Fourth Amended Credit Agreement (as defined in Note 13 below) and applicable law, and such other factors that the Board considers relevant. (See Notes 5 and 13 for further discussion of our long-term debt and dividends declared subsequent to September 27, 2022, respectively.)

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 54.5 million shares at a total cost of $1,744.0 million through September 27, 2022, with 889,309 shares and 1,346,696 shares repurchased at a cost of $26.7 million and $41.5 million during the thirteen and thirty-nine weeks ended September 27, 2022, respectively. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Share repurchases may be made from time to time in open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or otherwise. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the FRC acquisition agreement, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under the Fourth Amended Credit Agreement that limit share repurchases based on a defined ratio. (See Notes 5 and 13 for further discussion of our long-term debt and increased authorized amount under our share repurchase program, respectively.)

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021

Labor expenses	$2,237	$2,137	$6,621	$6,240
Other operating costs and expenses	74	72	224	218
General and administrative expenses	3,302	3,185	10,375	9,871
Total stock-based compensation	5,613	5,394	17,220	16,329
Income tax benefit	1,379	1,325	4,229	4,010
Total stock-based compensation, net of taxes	$4,234	$4,069	$12,991	$12,319

Capitalized stock-based compensation (1)	$52	$48	$161	$137
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the condensed consolidated balance sheets.

Stock Options

We did not issue any stock options during the third quarter of fiscal 2022 or fiscal 2021. Stock option activity during the thirty-nine weeks ended September 27, 2022 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 28, 2021	1,716	$46.14	5.1	$0
Granted	—	—
Exercised	(2)	40.16
Forfeited or cancelled	(29)	48.19
Outstanding at September 27, 2022	1,685	$46.11	4.4	$0

Exercisable at September 27, 2022	1,119	$48.10	3.5	$0
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period end date.

There were no options exercised during the third quarters of fiscal 2022 or 2021. The total intrinsic value of options exercised during the first three quarters of fiscal 2022 and 2021 were $4.9 million and $7.1 million, respectively. As of September 27, 2022, total unrecognized stock-based compensation expense related to unvested stock options was $3.1 million, which we expect to recognize over a weighted-average period of approximately 1.9 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended September 27, 2022 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at December 28, 2021	2,123	$44.82
Granted	783	37.64
Vested	(356)	46.03
Forfeited	(110)	41.91
Outstanding at September 27, 2022	2,440	$42.47

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the third quarter of fiscal 2022 and 2021 was $28.59 and $51.95, respectively. The fair value of shares that vested during the thirteen and thirty-nine weeks ended September 27, 2022 was $1.9 million and $16.4 million, respectively. The fair value of shares that vested during the thirteen weeks and thirty-nine weeks ended September 28, 2021 was $2.1 million and $13.3 million, respectively. As of September 27, 2022, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $53.3 million, which we expect to recognize over a weighted-average period of approximately 3.0 years.

11.  Net (Loss)/Income Per Share

Basic net (loss)/income per share is computed by dividing net (loss)/income available to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At September 27, 2022 and September 28, 2021, 2.4 million and 2.1 million shares, respectively, of restricted stock issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

Diluted net (loss)/income per share is computed by dividing net (loss)/income available to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. Common stock equivalents for the Notes are determined by application of the if-converted method, and common stock equivalents for outstanding stock options, restricted stock and restricted stock units are determined by the application of the treasury stock method.

Holders of our Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A preferred stock”) participated in dividends on an as-converted basis when declared on common stock. As a result, our Series A preferred stock met the definition of a participating security which required us to apply the two-class method to compute both basic and diluted net (loss)/income per share. The two-class method is an earnings allocation formula that treats participating securities as having rights to earnings that would otherwise have been available to common stockholders. In addition, as our Series A preferred stock was a participating security, we were required to calculate diluted net (loss)/income per share under the if-converted method in addition to the two-class method and utilize the most dilutive result.

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021

	(In thousands, except per share data)
Basic net (loss)/income per common share:
Net (loss)/income	$(2,398)	$32,680	$46,421	$70,263
Dividends on Series A preferred stock	—	—	—	(18,661)
Undistributed earnings allocated to Series A preferred stock	—	—	—	(5,804)
Net (loss)/income available to common stockholders	(2,398)	32,680	46,421	45,798
Basic weighted-average shares outstanding	49,653	50,212	50,124	46,624
Basic net (loss)/income per common share	$(0.05)	$0.65	$0.93	$0.98

Diluted net (loss)/income per common share:
Net (loss)/income available to common stockholders	(2,398)	32,680	46,421	45,798
Reallocation of undistributed earnings to Series A preferred stock	—	—	—	114
Net (loss)/income available to common stockholders for diluted earnings per share	(2,398)	32,680	46,421	45,912
Basic weighted-average shares outstanding	49,653	50,212	50,124	46,624
Dilutive effect of equity awards (1)	—	901	584	1,051
Diluted weighted-average shares outstanding	49,653	51,113	50,708	47,675
Diluted net (loss)/income per common share	$(0.05)	$0.64	$0.92	$0.96
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 3.3 million and 3.8 million as of September 27, 2022 and September 28, 2021, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Revenues:
The Cheesecake Factory restaurants	$602,902	$592,555	$1,853,576	$1,698,635
North Italia	54,113	44,357	163,108	120,747
Other FRC	52,193	44,326	171,045	127,978
Other	74,793	73,236	222,625	203,487
Total	$784,001	$754,474	$2,410,354	$2,150,847

(Loss)/income from operations:
The Cheesecake Factory restaurants	$42,122	$66,791	$169,893	$194,470
North Italia	1,655	1,962	10,381	5,320
Other FRC	4,109	3,403	18,231	14,565
Other	(50,091)	(40,779)	(144,447)	(133,016)
Total	$(2,205)	$31,377	$54,058	$81,339

Depreciation and amortization:
The Cheesecake Factory restaurants	$15,874	$16,414	$47,736	$49,221
North Italia	1,556	1,068	4,076	2,893
Other FRC	1,661	1,208	4,712	3,423
Other	3,560	3,886	10,240	11,268
Total	$22,651	$22,576	$66,764	$66,805

Impairment of assets and lease termination expenses:
The Cheesecake Factory restaurants	$—	$—	$(59)	$—
North Italia	—	—	—	—
Other FRC	—	—	—	—
Other	—	—	372	594
Total	$—	$—	$313	$594

Capital expenditures:
The Cheesecake Factory restaurants	$19,176	$10,680	$48,097	$22,606
North Italia	3,281	2,606	11,110	9,095
Other FRC	5,175	3,614	11,014	10,979
Other	4,039	1,356	7,832	6,478
Total	$31,671	$18,256	$78,053	$49,158

Preopening costs:
The Cheesecake Factory restaurants	$2,757	$968	$5,163	$3,616
North Italia	1,341	1,057	2,755	3,335
Other FRC	84	849	357	1,948
Other	145	295	763	905
Total	$4,327	$3,169	$9,038	$9,804

	September 27, 2022	December 28, 2021
Total assets:
The Cheesecake Factory restaurants	$1,564,945	$1,653,161
North Italia	303,130	270,029
Other FRC	296,465	276,369
Other	569,534	598,566
Total	$2,734,074	$2,798,125

13.  Subsequent Events

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Fourth Amended Credit Agreement” and the revolving credit facility provided thereunder, the “Fourth Revolving Facility”). The Fourth Amended Credit Agreement amends and restates in its entirety our prior Amended Credit Agreement. The Fourth Revolving Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Fourth Revolving Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Fourth Revolving Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Fourth Revolving Facility. On October 6, 2022 we repaid the outstanding balance under the Revolving Facility and borrowed the same amount on the Fourth Revolving Facility. As of the date of this report, we had net availability for borrowings of $238.5 million, based on a $130.0 million outstanding debt balance and $31.5 million in standby letters of credit under the Fourth Revolving Facility.

Under the Fourth Revolving Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Amended Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense of 1.90. The Amended Net Adjusted Leverage Ratio includes a rental expense multiplier of six as compared to eight in the Amended Credit Agreement.

Borrowings under the Fourth Amended Credit Agreement bear interest, at the Company’s election, at a rate equal to either: (i) the sum of (A) adjusted term SOFR (as defined in the Fourth Amended Credit Agreement, the “Term SOFR Rate”) plus (B) a rate variable based on the Amended Net Adjusted Leverage Ratio, ranging from 1.00% to 1.75%, or (ii) the sum of (A) the highest of (x) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (y) the greater of the rate calculated by the Federal Reserve Bank of New York as the federal funds effective rate or the rate that is published by the Federal Reserve Bank of New York as the overnight bank funding rate, in either case, plus 0.50%, and (z) the one-month Term SOFR Rate plus 1.00%, plus (B) a rate variable based on the Net Adjusted Leverage Ratio, ranging from 0.00% to 0.75%. The Company will also pay a fee variable based on the Net Adjusted Leverage Ratio, ranging from 0.125% to 0.25%, on the daily amount of unused commitments under the Fourth Amended Credit Agreement.

Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted SOFR plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with the Loan Agreement.

We are also subject to customary events of default that, if triggered, could result in acceleration of the maturity of the Fourth Revolving Facility. Subject to certain exceptions, the Fourth Revolving Facility also limits distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters.

On October 26, 2022, our Board declared a quarterly cash dividend of $0.27 per share to be paid on November 28, 2022 to the stockholders of record of each share of our common stock at the close of business on November 15, 2022.

On October 26, 2022, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 61.0 million shares. See Note 9 for further discussion on our repurchase authorization and methods.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of the COVID-19 pandemic on our financial condition and our results of operations, accelerated and diversified revenue growth as a result of the acquisition of North Italia and Fox Restaurant Concepts LLC (“FRC”), financial guidance and projections as well as expectations of our future financial condition, our focus on returning to pre-pandemic margins, results of operations, sales, target growth rates, cash flows, quarterly dividends, menu pricing, corporate strategy, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; leverage sales increases and manage flow through; manage inflation and other cost pressures, including, but not limited to, impacts to wage rates, commodities and services costs, utilities expenses, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; operate Social Monk Asian Kitchen and other concepts; and utilize our capital effectively and continue to issue cash dividends and repurchase our shares. These forward-looking statements may be affected by various factors including: the rapidly evolving nature of the COVID-19 pandemic and related containment measures, including the potential for a complete shutdown of our restaurants, international licensee restaurants and our bakery operations; supply chain disruptions and inflation; the geopolitical environment, demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; economic, public health and political conditions that impact consumer confidence and spending, including the impact of the COVID-19 pandemic and other health epidemics or pandemics on the global economy; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts, Social Monk Asian Kitchen and other concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including laws and regulations related to COVID-19 impacting restaurant operations and customer access to off- and on-premises dining; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; unanticipated costs that may arise in connection with a return to normal course of business; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development; compliance with debt covenants; strategic capital allocation decisions including any share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

COVID-19 Pandemic and Other Impacts to our Operating Environment

We have experienced significant disruptions to our business as federal, state and local restrictions have fluctuated over time to mitigate the spread of the COVID-19 virus. While most of our restaurants operated with no restrictions on indoor dining during the 2021 fiscal year and 2022 fiscal year to date, our operations were notably impacted during periods of accelerating case counts which led to restaurant staff quarantines and a shift in consumer behavior towards sheltering-in-place and social distancing. We have incurred and may continue to incur additional costs to address government regulations and the safety of our staff members and customers. During fiscal year 2022 to date, along with COVID-19, our operating results have been impacted by geopolitical and other macroeconomic factors, leading to increased commodity and wage inflation and other increased costs.

The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation and disruptions in the supply chain. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending share repurchases and dividends, increasing borrowings on our credit facility or modifying our operating strategies. Some of these measures may have an adverse impact on out business.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 314 restaurants throughout the United States and Canada under brands including 210 The Cheesecake Factory®, 32 North Italia® restaurants and a collection within our FRC business. Internationally, 29 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Average check is driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances supporting both our margin objectives and customer traffic levels. In prior years, we have targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. Due to the inflationary cost pressures we are experiencing, we implemented menu price increases above our historical levels in the first and third quarters of fiscal 2022 to support our longer-term restaurant-level margin objectives and are in the process of implementing an incremental price increase in the fourth quarter of fiscal 2022. Future near-term pricing actions may also be at levels above historical norms to keep pace with any significant cost increases. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

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

We plan to employ a balanced capital allocation strategy, comprised of: investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our Revolving Facility and returning capital to shareholders through our dividend and share repurchase programs, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Future decisions to pay or to increase or decrease dividends or to repurchase shares are at the discretion of the Board and will be dependent on a number of factors, including limitations pursuant to the terms and conditions of the Fourth Amended Credit Agreement and applicable law.

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

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of (loss)/income expressed as percentages of revenues. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	25.2	22.5	24.5	22.0
Labor expenses	37.4	37.1	37.1	36.5
Other operating costs and expenses	27.7	26.7	26.7	27.1
General and administrative expenses	6.4	6.1	6.2	6.4
Depreciation and amortization expenses	2.9	3.0	2.8	3.1
Impairment of assets and lease termination expenses	—	—	0.0	0.0
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	0.1	0.1	0.6
Preopening costs	0.6	0.4	0.4	0.5
Total costs and expenses	100.3	95.9	97.8	96.2
(Loss)/income from operations	(0.3)	4.1	2.2	3.8
Interest and other expense, net	(0.1)	(0.2)	(0.1)	(0.4)
(Loss)/income before income taxes	(0.4)	3.9	2.1	3.4
Income tax (benefit)/provision	(0.1)	(0.4)	0.2	0.1
Net (loss)/income	(0.3)	4.3	1.9	3.3
Dividends on Series A preferred stock	—	—	—	(0.9)
Undistributed earnings allocated to Series A preferred stock	—	—	—	(0.3)
Net (loss)/income available to common stockholders	(0.3)%	4.3%	1.9%	2.1%

Thirteen Weeks Ended September 27, 2022 Compared to Thirteen Weeks Ended September 28, 2021

Revenues

Revenues increased 3.9% to $784.0 million for the fiscal quarter ended September 27, 2022 compared to $754.5 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales, as well as additional revenue related to new restaurant openings.

The Cheesecake Factory comparable sales increased by 1.1%, or $6.3 million, from the third quarter of fiscal 2021 and increased 9.5% from the third quarter of fiscal 2019. The increase from fiscal 2021 was primarily driven by an increase in average check of 1.0% (based on an increase of 6.0% in menu pricing, partially offset by 5.0% negative impact from mix) and increased customer traffic of 0.1%. Sales through the off-premise channel comprised approximately 23% of our restaurant sales during the third quarter of fiscal 2022 as compared to 28% in the third quarter of fiscal 2021. Off-premise sales mix remains elevated versus the pre-pandemic level of 15% during the third quarter of fiscal 2019, even as customers continue to return to on-premise dining. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most are for more than one customer. In turn, the lower mix of sales in the off-premise channel during the third quarter of fiscal 2022 compared to the prior year third quarter comprised approximately 2% of the negative change in mix with a positive correlative impact to traffic. We implemented effective menu price increases of approximately 3.25% and 4.25% in the first and third quarters of fiscal 2022, respectively, and are in the process of implementing an incremental 2.8% price increase in the fourth quarter of fiscal 2022. The Cheesecake Factory average sales per restaurant operating week increased 1.1% to $222,884 in the third quarter of fiscal 2022 from $220,362 in the third quarter of fiscal 2021. Total operating weeks at The Cheesecake Factory restaurants increased 0.6% to 2,705 in the third quarter of fiscal 2022 compared to 2,689 in the prior year.

North Italia comparable sales increased approximately 10% from the third quarter of fiscal 2021 and increased 18% from the third quarter of fiscal 2019. The increase from fiscal 2021 was primarily driven by increased customer traffic of 5%, as well as an increase in average check of 5% (based on an increase of 8% in menu pricing, partially offset by a 3% negative impact from mix). We implemented effective menu price increases of approximately 2.0% and 5.5% in the fourth quarter of fiscal 2021 and second quarter of fiscal 2022, respectively, and are in the process of implementing a 4.3% price increase in the fourth quarter of fiscal 2022. North Italia average sales per restaurant operating week increased 7.8% to $136,994 in the third quarter of fiscal 2022 from $127,098 in the third quarter of fiscal 2021. Total operating weeks at North Italia increased 13.2% to 395 in the third quarter of fiscal 2022 compared to 349 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. At September 27, 2022, there were three The Cheesecake Factory restaurants and seven North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Cost of Sales

Cost of sales consists of food, beverage and bakery production supply costs incurred in conjunction with our restaurant and bakery revenues, and excludes depreciation, which is captured separately in depreciation and amortization expenses. As a percentage of revenues, cost of sales was 25.2% and 22.5% in the third quarters of fiscal 2022 and 2021, respectively, primarily due to inflation across most categories in excess of menu price increases (2.6%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery direct production labor, including associated fringe benefits, were 37.4% and 37.1% in the third quarters of fiscal 2022 and 2021, respectively. This increase was primarily due to increased staffing levels compared to the prior year (0.5%), as well as wage rate inflation in excess of menu price increases (0.3%) and training costs (0.2%), partially offset by a decline in group medical insurance costs due to lower claim activity (0.7%) in the third quarter of fiscal 2022.

Other Operating Costs and Expenses

Other operating costs and expenses consist of restaurant-level occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), marketing, including delivery commissions, other operating expenses (excluding food costs and labor expenses, which are reported separately) and bakery production overhead and distribution expenses. As a percentage of revenues, other operating costs and expenses were 27.7% and 26.7% in the third quarters of fiscal 2022 and 2021, respectively. This variance was primarily driven by utilities (0.5%) and building maintenance expense (0.4%) inflation in excess of menu price increases.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.4% and 6.1% in the third quarters of fiscal 2022 and 2021, respectively. This variance was primarily driven by higher travel and meeting expenses as we return to more normalized business operations (0.3%).

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses decreased to 2.9% in the third quarter of fiscal 2022 from 3.0% in the comparable prior year period due primarily to sales leverage.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses

We recorded $1.1 million and $0.7 million of acquisition-related contingent consideration, compensation and amortization during the third quarters of fiscal 2022 and 2021, respectively, reflecting changes in the fair value of the deferred and contingent consideration and compensation liabilities, and amortization of acquired definite-lived licensing agreements.

Preopening Costs

Preopening costs were $4.3 million and $3.2 million in the third quarters of fiscal 2022 and 2021, respectively. We opened one The Cheesecake Factory, one North Italia and one Other FRC locations in the third quarter of fiscal 2022 compared to two North Italia, one Other FRC location and one Other location in the comparable prior year period. Preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs, and corporate travel and support activities. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $1.3 million and $1.8 million for the third quarters of fiscal 2022 and 2021, respectively.

Income Tax (Benefit)/Provision

Our effective income tax rate was 31.9% and (10.5%) for the third quarters of fiscal 2022 and 2021, respectively. The increase was primarily due to a cumulative benefit recorded in the fiscal 2022 third quarter tax provision resulting from a decline in annual forecasted pre-tax income from the second quarter to the third quarter of fiscal 2022, a benefit recorded in the third quarter of fiscal 2021 arising from an increase to our fiscal 2020 loss carryback as a result of repaying 100% of the FICA taxes that were deferred in fiscal 2020 under the Coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) and higher nondeductible losses in the third quarter of fiscal 2022 as compared to the comparable prior year period on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan (“ESP”). These factors were partially offset by a higher proportion of employment credits in relation to pre-tax income in the third quarter of fiscal 2022.

Thirty-Nine Weeks Ended September 27, 2022 Compared to Thirty-Nine Weeks Ended September 28, 2021

Revenues

Revenues increased 12.1% to $2,410.4 million for the three quarters of 2022 compared to $2,150.8 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales, reflecting the impact of the COVID-19 pandemic in the first three quarters of fiscal 2021, as well as additional revenue related to new restaurant openings.

The Cheesecake Factory comparable sales increased by 8.2%, or $137.3 million, from the first three quarters of fiscal 2021 and increased 10.2% from the first three quarters of fiscal 2019. The increase from fiscal 2021 was primarily driven by increased customer traffic of 9.2% primarily due to the impact of the COVID-19 pandemic in the prior year, partially offset by a decline in average check of 1.0% (based on a 5.8% negative impact from mix, partially offset by an increase of 4.8% in menu pricing). Sales through the off-premise channel comprised approximately 25% of our restaurant sales during the first three quarters of fiscal 2022 as compared to 33% in the comparable prior year period as more customers have returned to on-premise dining, whereas consumer behavior had shifted towards the off-premise channel during the prior year period due to the pandemic. However, off-premise sales mix remains elevated versus the pre-pandemic level of 16% during the first three quarters of fiscal 2019. The lower mix of sales in the off-premise channel during the first three quarters of fiscal 2022 versus the comparable prior year third quarter comprised approximately 4% of the negative change in mix with a positive correlative impact to traffic. The Cheesecake Factory average sales per restaurant operating week increased 8.4% to $228,470 in the first three quarters of fiscal 2022 from $210,801 in the first three quarters of fiscal 2021. Total operating weeks at The Cheesecake Factory restaurants increased 0.7% to 8,113 in the first three quarters of fiscal 2022 compared to 8,058 in the comparable prior year period.

North Italia comparable sales increased approximately 17% from the first three quarters of fiscal 2021 and increased approximately 21% from the first three quarters of fiscal 2019. The increase from fiscal 2021 was primarily driven by increased customer traffic of 14%, as well as an increase in average check of 3% (based on an increase of 5% in menu pricing, partially off by a 2% negative impact from mix). North Italia average sales per restaurant operating week increased 15.1% to $141,833 in the first three quarters of fiscal 2022 from $123,211 in the first three quarters of fiscal 2021. Total operating weeks at North Italia increased 17.3% to 1,150 in the first three quarters of fiscal 2022 compared to 980 in the prior year.

Cost of Sales

As a percentage of revenues, cost of sales was 24.5% and 22.0% in the first three quarters of fiscal 2022 and 2021, respectively, primarily due to inflation across most categories in excess of menu price increases (2.2%).

Labor Expenses

As a percentage of revenues, labor expenses were 37.1% and 36.5% in the first three quarters of fiscal 2022 and 2021, respectively. This increase was primarily due to wage rate inflation in excess of menu price increases (0.9%), partially offset by a decrease in group medical insurance costs due to lower claim activity (0.6%) in the first three quarters of fiscal 2022.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 26.7% and 27.1% in the first three quarters of fiscal 2022 and 2021, respectively. This variance was primarily driven by sales leverage within occupancy and building costs (0.3%).

G&A Expenses

As a percentage of revenues, G&A expenses were 6.2% and 6.4% in the first three quarters of fiscal 2022 and 2021, respectively. This variance was primarily driven by lower corporate incentive compensation expense (0.2%).

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses decreased to 2.8% in the first three quarters of fiscal 2022 from 3.1% in the comparable prior year period due primarily to sales leverage.

Impairment of Assets and Lease Terminations Expenses

During the first three quarters of fiscal 2022, we recorded impairment of assets and lease terminations expense of $0.3 million related to lease termination costs and accelerated depreciation for two Grand Lux Cafe locations that closed during the first quarter of fiscal 2022. During the first three quarters of fiscal 2021, we recorded impairment of assets and lease terminations expense of $0.6 million related to lease termination costs for two Other restaurants, one of which closed during the fourth quarter of fiscal 2020 and one that closed at the beginning of the first quarter of fiscal 2021.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses

We recorded $2.9 million and $12.6 million during the first three quarters of fiscal 2022 and 2021, respectively, of acquisition-related contingent consideration, compensation and amortization. This decrease is primarily related to the impact of an amendment to the FRC acquisition agreement in the second quarter of fiscal 2021 that, among other things, extended the measurement period through fiscal 2026.

Preopening Costs

Preopening costs were $9.0 million and $9.8 million in the first three quarters of fiscal 2022 and 2021, respectively. We opened one The Cheesecake Factory, two North Italia, one Other FRC and one Other location in the first three quarters of fiscal 2022 compared to one The Cheesecake Factory, five North Italia restaurants, two Other FRC and two Other locations in the comparable prior year period.

Interest and Other Expense, Net

Interest and other expense, net was $3.9 million and $9.2 million for the three quarters of fiscal 2022 and 2021, respectively. This decrease was primarily due to higher interest expense in the prior year ($4.1 million), mainly related to our interest rate swap, which was terminated in June 2021 ($3.3 million).

Income Tax (Benefit)/Provision

Our effective income tax rate was 7.4% and 2.6% for the first three quarters of fiscal 2022 and 2021, respectively. The increase resulted primarily from nondeductible losses in the first three quarters of fiscal 2022 as compared to non-taxable gains in the comparable prior year period on our investments in variable life insurance contracts used to support our ESP and a benefit recorded in 2021 arising from an increase to our fiscal 2020 loss carryback as a result of repaying 100% of the FICA taxes that were deferred in fiscal 2020 under the CARES Act, partially offset by a higher proportion of employment credits in relation to pre-tax income in the first three quarters of fiscal 2022 and our reserve for an uncertain tax position recorded in the comparable prior year period.

Non-GAAP Measures

Adjusted net (loss)/income and adjusted if- converted net (loss)/income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net (loss)/income available to common stockholders and diluted net (loss)/income per common share the impact of items we do not consider indicative of our ongoing operations. To reflect the potential impact of the conversion of our Series A preferred stock into common stock for the period that it was outstanding prior to the conversion on June 15, 2021, we excluded the preferred dividend and assumed all convertible preferred shares had been converted into common stock. (See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our preferred stock.) We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net (loss)/income available to common stockholders and diluted net (loss)/income per common share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021	September 27, 2022	September 28, 2021

Net (loss)/income available to common stockholders	$(2,398)	$32,680	$46,421	$45,798
Dividends on Series A preferred stock	—	—	—	18,661
Net income attributable to Series A preferred stock	—	—	—	5,804
COVID-19 related costs (1)	—	—	—	4,917
Impairment of assets and lease termination expenses	—	—	313	594
Acquisition-related contingent consideration, compensation and amortization expenses	1,081	685	2,920	12,592
Termination of interest rate swap	—	—	—	2,354
Uncertain tax position	—	—	—	2,471
Tax effect of adjustments (2)	(281)	(178)	(840)	(5,318)
Adjusted net (loss)/income	$(1,598)	$33,187	$48,814	$87,873
Diluted net (loss)/income per common share	$(0.05)	$0.64	$0.92	$0.96
Dividends on Series A preferred stock	—	—	—	0.35
Net income attributable to Series A preferred stock	—	—	—	0.11
Assumed impact of potential conversion of Series A preferred stock into common stock (3)	—	—	—	(0.11)
COVID-19 related costs (1)	—	—	—	0.09
Impairment of assets and lease termination expenses	—	—	0.01	0.01
Acquisition-related contingent consideration, compensation and amortization expenses	0.02	0.01	0.06	0.23
Termination of interest rate swap	—	—	—	0.04
Uncertain tax positions	—	—	—	0.05
Tax effect of adjustments (2)	(0.01)	(0.00)	(0.02)	(0.10)
Adjusted if-converted net (loss)/income per share (4)	$(0.03)	$0.65	$0.96	$1.64
(1)	Represents incremental costs associated with the COVID-19 pandemic such as additional sanitation, personal protective equipment, sick and vaccination pay, and healthcare benefits associated with furloughed staff members.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Represents the impact of assuming the conversion of preferred stock into common stock (0 and 5,908,167 shares for the thirteen and thirty-nine weeks ended September 28, 2021, respectively), resulting in an assumption of 51,112,650 and 53,582,824 weighted-average common shares outstanding for the thirteen and thirty-nine weeks ended September 28, 2021.
(4)	Adjusted net (loss)/income per share may not add due to rounding.

Fiscal 2022 Outlook

Based on our fiscal 2022 year-to-date performance and recent trends, we anticipate total revenue for the fourth quarter of fiscal 2022 to be approximately $900 million to $930 million, including the impact of the 53rd operating week. Fourth quarter-to-date through October 25, 2022, The Cheesecake Factory comparable sales increased approximately 2.8% and 14.0% compared to the comparable periods in fiscal 2021 and fiscal 2019, respectively. Fourth quarter-to-date through October 25, 2022, North Italia comparable sales increased approximately 9% and 25% compared to the comparable periods in fiscal 2021 and fiscal 2019, respectively.

We are currently estimating the following expenses for the fourth quarter of fiscal 2022. However, there remains measurable risk associated with cost fluctuations driven by the current environment. We anticipate commodity inflation of approximately 15% and expect net labor inflation of approximately 5% when factoring in wage rates and channel mix, among other components such as payroll taxes and benefits. We anticipate other operating costs and expenses as a percentage of revenues to be approximately 25.5%. In addition, we expect G&A expenses of approximately $55 million to $56 million, preopening costs of approximately $7 million and depreciation and amortization expenses of approximately $25 million in the fourth quarter of fiscal 2022, including the 53rd operating week, and are utilizing a tax rate of 8% for modeling purposes.

We plan to open as many as 13 new restaurants in fiscal 2022, including three The Cheesecake Factory restaurants, four North Italia restaurants and as many as six restaurants within our FRC business, which includes three Flower Child locations. We anticipate approximately $130 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. Restaurant opening dates may be impacted by supply chain challenges and permit approval delays.

Fiscal 2023 Outlook

Based on our fiscal 2022 year-to-date performance and recent trends, we anticipate total revenue for fiscal 2023 to be approximately $3.5 billion to $3.6 billion. We anticipate commodity and net labor inflation to be in the mid-single digit range.

We plan to open as many as 21 to 24 new restaurants in fiscal 2023, including four to five The Cheesecake Factory restaurants, seven to eight North Italia restaurants and ten to eleven restaurants within our FRC business, which includes three to four Flower Child locations. We anticipate approximately $150 million to $170 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

Liquidity and Capital Resources

Our corporate financial objectives are to maintain a sufficiently strong and conservative balance sheet to support our operating initiatives and unit growth while maintaining financial flexibility to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery brands and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations under various economic and industry cycles. Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance our restaurant expansion plans, ongoing maintenance of our restaurants and bakery facilities and investment in our corporate and information technology infrastructures. However, given the impact of the COVID-19 pandemic on our operations, during fiscal 2020 we increased borrowings under our credit facility and issued convertible Series A preferred stock to increase our liquidity. During fiscal 2021, we used net proceeds from issuing convertible senior notes and additional common stock to fund the repurchase of the majority of our Series A preferred stock and the conversion of the remaining Series A preferred stock into common stock, simplifying our capital structure and eliminating future convertible preferred stock dividends. We also utilized a portion of the net proceeds to reduce borrowings under our credit facility.

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

During the first three quarters of fiscal 2022, our cash and cash equivalents decreased by $56.5 million to $133.2 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 27, 2022	September 28, 2021
Cash provided by operating activities	$98.9	$119.2
Additions to property and equipment	(78.1)	(49.2)
Acquisition-related deferred consideration and compensation	(7.2)	—
Convertible debt issuance, net of issuance cost	—	334.9
Common stock issuance, net of issuance cost	—	167.1
Repayments on credit facility	—	(150.0)
Series A preferred stock cash-settled conversion	—	(443.8)
Series A preferred stock dividends paid	—	(18.7)
Proceeds from exercise of stock options	0.1	24.8
Common stock dividends paid	(28.3)	(0.3)
Treasury stock purchases	(41.5)	(5.2)

Cash Provided by Operating Activities

Cash flows from operations decreased by $20.3 million from the first three quarters of fiscal 2021 primarily due to lower net income and higher fiscal year-end 2021 liabilities related to increased sales and staffing levels that were paid in the first three quarters of fiscal 2022 compared to those accrued at fiscal year-end 2020 and paid in the first three quarters of fiscal 2021. These factors were partially offset by collection of our fiscal 2020 net operating loss carryback refund.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $36.9 million and $23.6 million for the first three quarters of fiscal 2022 and 2021, respectively. Capital expenditures also included $37.3 million and $21.7 million for our existing restaurants and $3.9 million and $3.9 million for bakery and corporate capacity and infrastructure investments in the first three quarters of fiscal 2022 and 2021, respectively. We currently anticipate fiscal 2022 capital expenditures to be approximately $130 million.

Acquisition-Related Deferred Consideration and Compensation

During the first quarter of fiscal 2022, we made a payment of $7.2 million for contingent consideration and compensation related to the FRC acquisition.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. At September 27, 2022, the conversion rate for the Notes was 12.9717 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $77.09 per share of common stock. In connection with the cash dividend that was declared by our Board on October 26, 2022, on November 14, 2022 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Notes.)

Common Stock Issuance

On June 15, 2021, we issued 3.125 million shares of our common stock for $175.0 million. In connection with the issuance, we incurred direct and incremental costs of $8.0 million.

Credit Facility

On March 30, 2021, we entered into an amendment to our existing loan agreement (the “Amended Credit Agreement,”) which terminates on July 30, 2024, and consists of a $400 million revolving loan facility (the “Revolving Facility”), including a $40 million sublimit for letters of credit. The Amended Credit Agreement also provides the ability to increase the Revolving Facility in an amount not to exceed $200 million. The funding of any such increases are subject to receipt of lender commitments and satisfaction of customary conditions precedent. Certain of our material subsidiaries have guaranteed our obligations under the Amended Credit Agreement.

The Amended Credit Agreement contains customary affirmative and negative covenants, including limits on cash dividends and share repurchases with respect to our equity interests, and restrictions on indebtedness, liens, investments, sales of assets, fundamental changes and other matters. The Amended Credit Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgements, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the Revolving Facility, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit. Our compliance with the financial covenants set forth in the Revolving Facility as of September 27, 2022 was measured under the Fourth Revolving Facility, and as such date we were in compliance with such financial covenants.

In the second quarter of fiscal 2021, we utilized a portion of the net proceeds from our Notes and common share offerings to reduce the balance on our Revolving Facility by $150.0 million. At September 27, 2022, we had net availability for borrowings of $238.5 million, based on a $130.0 million outstanding debt balance and $31.5 million in standby letters of credit.

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Fourth Amended Credit Agreement” and the revolving credit facility provided thereunder, the “Fourth Revolving Facility”). The Fourth Amended Credit Agreement amends and restates in its entirety our prior Amended Credit Agreement. The Fourth Revolving Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Fourth Revolving Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Fourth Revolving Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Fourth Revolving Facility. On October 6, 2022 we repaid the outstanding balance under the Revolving Facility and borrowed the same amount on the Fourth Revolving Facility. As of the date of this report, we had net availability for borrowings of $238.5 million, based on a $130.0 million outstanding debt balance and $31.5 million in standby letters of credit under the Fourth Revolving Facility.

Under the Fourth Revolving Facility, we are subject to financial covenants as of the last day of each fiscal quarter. We are also subject to customary events of default that, if triggered, could result in acceleration of the maturity of the Fourth Revolving Facility. Subject to certain exceptions, the Fourth Revolving Facility also limits distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters.

(See Notes 5 and 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt and the October 6, 2022 amendment.)

Series A Preferred Stock

During the second quarter of fiscal 2021, we paid a cash dividend on our Series A preferred stock of $5.1 million. Additionally, during the second quarter of fiscal 2021, we paid $457.3 million in connection with the cash-settled conversion of 150,000 shares of our outstanding Series A preferred stock (effected through a repurchase agreement), and the share-settled conversion of the remaining 50,000 shares of our outstanding Series A preferred stock into 2,400,864 shares of our common stock, of which $13.6 million was deemed to be a dividend. (See Note 9 of Notes to Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our preferred stock.)

Common Stock Dividends

Common stock dividends of $28.3 million and $0.3 million were paid in the first three quarters of fiscal 2022 and 2021, respectively. The increase is primarily due to the resumption of our quarterly dividend in the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Amended Credit Agreement. As further discussed in Note 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, in October 2022, our Board declared a quarterly dividend to be paid in the fourth quarter of fiscal 2022. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Fourth Amended Credit Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 54.5 million shares at a total cost of $1,744.0 million through September 27, 2022. We repurchased 1.3 million shares at a cost of $41.5 million during the first three quarters of fiscal 2022 compared to 0.1 million shares at a cost of $5.2 million during the comparable fiscal 2021 period. $26.2 million of the increase is due to the resumption of our share repurchase program in the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Amended Credit Agreement. The remaining variance represents the change in repurchases made to satisfy tax withholding obligations on vested restricted share awards.

Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the FRC acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under the Fourth Amended Credit Agreement that limit share repurchases based on a defined ratio. (See Notes 9 and 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods and increased authorized amount under our share repurchase program, respectively.)

Cash Flow Outlook

We believe that our cash and cash equivalents, combined with expected cash flows provided by operations and available borrowings under the Revolving Facility, will provide us with adequate liquidity for the next 12 months and the foreseeable future.

As of September 27, 2022, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We purchase food and other commodities for use in our operations based on market prices established with our suppliers. Many of these commodities can be subject to market volatility driven by supply and demand factors outside of our control, including the relative availability of labor and distribution, weather, natural disasters, inventory levels, and political and economic conditions. Climate change may further exacerbate a number of these factors. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages have continued and have been exacerbated by the geopolitical unrest in fiscal 2022. The aggregate impact of these and other factors have contributed to significant cost inflation.

We negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of September 27, 2022, we had no hedging contracts in place. Commodities not subject to fixed price and volume agreements can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Commodities we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, varying global demand and the geopolitical environment. We may or may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the third quarters of fiscal 2022 and 2021, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.0 million and $1.7 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Revolving Facility that is indexed to market rates. Based on outstanding borrowings at both September 27, 2022 and December 28, 2021, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified executive deferred compensation plan to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net (loss)/income through the income tax (benefit)/provision. Based on balances at September 27, 2022 and December 28, 2021, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net (loss)/income would have declined by $1.9 million and $2.3 million at September 27, 2022 and December 28, 2021, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 27, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 27, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended September 27, 2022 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs
June 29 — August 2, 2022	373	$27.63	369	2,027
August 3 — August 30, 2022	261	31.51	254	1,765
August 31 — September 27, 2022	255	31.92	251	1,510
Total	889		874
(1)	The total number of shares purchased includes 15,294 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under authorization by our Board to repurchase up to 56.0 million shares of our common stock, we have cumulatively repurchased 54.5 million shares at a total cost of $1,744.0 million through September 27, 2022 with 889,309 shares repurchased at a cost of $26.7 million during the third quarter of fiscal 2022. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and covenants under our credit facility that limit share repurchases based on a defined ratio. (See Notes 9 and 13 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization and methods and increased authorized amount under our share repurchase program, respectively.)

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated, amended and restated on October 26, 2022	—	—	—	Filed herewith
4.1	Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.1	6/15/21
4.2	First Supplemental Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.2	6/15/21
4.3	Form of certificate representing the 0.375% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-20574	4.3	6/15/21
10.1	Fourth Amended and Restated Loan Agreement with JPMorgan Chase Bank, National Association dates as of October 6, 2022	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2022, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 27, 2022, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2022	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)