Form 10-K
period 2023-01-03
CHEESECAKE FACTORY INC
filed 2023-02-27
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, June 28, 2022, was $1,348,045,845 (based on the last reported sales on The Nasdaq Stock Market on that date).

As of February 21, 2023, 51,653,084 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference information from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on June 1, 2023.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of the COVID-19 pandemic and other geopolitical and macroeconomic factors on our financial condition and our results of operations, financial guidance and projections as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, corporate strategy, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing, investing in or acquiring new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: the COVID-19 pandemic and related containment measures, including the potential for quarantines or restrictions on in-person dining; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; economic, public health and political conditions that impact consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, of the COVID-19 pandemic and other health epidemics or pandemics, and armed conflicts; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including laws and regulations related to COVID-19 impacting restaurant operations and customer access to off- and on-premises dining; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; economic and political conditions that impact consumer confidence and spending; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

Summary Risk Factors

Our business is subject to a number of risks and uncertainties. These risks are more fully described in the section titled “Risk Factors” included in Part I, Item 1A of this report. These risks include, among others, the following:

●	The COVID-19 pandemic significantly disrupted our business and its ongoing effects and other geopolitical macroeconomic events are having and may continue to have an adverse impact on our operating environment.
●	The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance.
●	Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.
●	If we are unable to protect our reputation, the value of our brands and sales at our restaurants may be negatively impacted.
●	If we are unable to offset higher labor costs, our cost of doing business will significantly increase.
●	Pandemics, epidemics, endemics and other public health emergencies, or food safety and food-borne illness could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation.
●	Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so.
●	Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences, could negatively impact our operations and competitive position.
●	Labor organizing could harm our operations and competitive position in the restaurant industry.
●	Adverse weather conditions, natural disasters and public health emergencies, including as a result of climate change, could unfavorably impact our restaurant sales.
●	Acts of violence at or threatened against our restaurants or the centers in which they are located, including civil unrest, customer intimidation, active shooter situations and terrorism, could unfavorably impart our restaurant sales
●	Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business.
●	Our financial performance could be materially adversely affected if we fail to retain, or effectively respond to a loss of, key executives
●	If we are unable to staff and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues.
●	If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may experience data loss, increased costs or other harm.
●	Our failure to realize the anticipated benefits of our acquisition of North Italia and the remaining business of Fox Restaurant Concepts LLC could materially adversely affect our financial performance.
●	We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas.
●	Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities.
●	Our inability to maintain a secure environment for customers’ and staff members’ personal data could result in liability and harm our reputation.
●	Our failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition.
●	Our convertible senior notes due 2026 and the incurrence of any additional indebtedness could limit the cash flow available for our operations.

ITEM 1. BUSINESS

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 318 restaurants throughout the United States and Canada under brands including The Cheesecake Factory®, North Italia® and a collection within our Fox Restaurant Concepts (“FRC) business. Internationally, 30 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

We maintain a general website at www.thecheesecakefactory.com, as well as websites for our bakery and other subsidiaries, including www.northitalia.com and www.foxrc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and our proxy statements are available on our general website at no charge, as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. The content of our websites is not incorporated by reference into this Form 10-K.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2022 consisted of 53 weeks. Fiscal years 2021 and 2020 each consisted of 52 weeks. Fiscal year 2023 will consist of 52 weeks.

COVID-19 Pandemic, Geopolitical and Other Macroeconomic Impacts to our Operating Environment

We have experienced significant disruptions to our business as federal, state and local restrictions have fluctuated over time to mitigate the spread of the COVID-19 virus. While most of our restaurants operated with no restrictions on indoor dining during fiscal years 2021 and 2022, our revenues were negatively impacted during periods of accelerating case counts during which we incurred increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. We have incurred and may continue to incur additional costs to address government regulations and the safety of our staff members and customers.

In addition, we experienced labor shortfalls relative to our sales levels in certain parts of our workforce and/or geographies as we reopened our dining rooms after the lifting of mandatory social-distancing regulations related to the COVID-19 pandemic. During fiscal 2021, we also began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest. The aggregate impact of these and other geopolitical and macroeconomic factors contributed to significantly increased commodity and wage inflation and other increased costs. We have also encountered delays in opening new restaurants due to supply chain challenges, as well as to longer lead times in obtaining licenses and permits and in the timeline required to complete the overall leasing process with landlords.

The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending share repurchases, not declaring future dividends, increasing borrowings under our credit facility or modifying our operating strategies. Any of these measures may have an adverse impact on our business and materially adversely affect our financial performance.

The Cheesecake Factory

As of February 27, 2023, we operated 210 The Cheesecake Factory restaurants, which strive to provide a distinctive, high-quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high-energy setting with attentive, efficient and friendly service. As a result, The Cheesecake Factory restaurants appeal to a diverse customer base across a broad demographic range. Our extensive menu and strategic selection of locations enable us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants, as well as special occasion dining. The Cheesecake Factory restaurants are generally open seven days a week for lunch and dinner, and we offer additional menu items for weekend brunch.

All of our restaurants offer a full-service bar where our entire menu is served. During fiscal 2022, alcoholic beverage sales represented 12% of The Cheesecake Factory restaurant sales. We offer all items on our menu, except alcoholic beverages where disallowed by regulation, for off-premise consumption, sales of which comprised approximately 25% of The Cheesecake Factory restaurant sales during fiscal 2022. We work with a third party to provide delivery service from all of our locations and offer online ordering for to-go sales at all of our domestic locations.

The Cheesecake Factory menu features approximately 235 items, exclusive of beverage and dessert items and including items presented on supplemental menus, such as our SkinnyLicious® menu that offers innovative items at 590 calories or less. Our menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, small plates, pastas, salads, sandwiches and omelettes, including a selection of vegan and gluten-free items.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants. We offer approximately 45 varieties of proprietary cheesecake and other desserts in our restaurants. Our brand identity and reputation for offering premium desserts results in a significant level of dessert sales, representing approximately 17% of The Cheesecake Factory sales during fiscal 2022.

Competitive Positioning

The restaurant industry is comprised of multiple segments, including fine dining, casual dining, fast casual and quick-service. The Cheesecake Factory restaurants operate in the upscale casual dining segment, which is positioned above core casual dining, with standards that are closer to fine dining. Upscale casual dining is differentiated by freshly prepared and innovative food, flavorful recipes with creative presentations, unique restaurant layouts, eye-catching design elements and more personalized service. We believe that we are a leader in upscale casual dining given the historically high average sales per square foot of our restaurants as compared to others in this segment.

The restaurant industry is highly competitive with respect to menu and food quality, service, personnel, location, décor and value. We compete directly and indirectly with national and regional casual dining restaurant chains, as well as independently-owned restaurants. In addition, we face competition from fast casual and quick-service restaurants, grocery stores and meal kits that have increased the quality and variety of their food products in response to consumer demand. We also compete with other restaurants and retail establishments for quality sites and staff and managers to operate our restaurants.

The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:

Extensive and Innovative Menu, Made Fresh from Scratch. Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing. In contrast to many restaurant chains, substantially all of our menu items, except those desserts produced at our bakery facilities, are prepared from scratch daily at our restaurants with high-quality, fresh ingredients using innovative and proprietary recipes. One of our competitive strengths is our ability to anticipate customer preferences and adapt our expansive menu to the latest trends. We regularly update our ingredients and cooking methods, as well as create new menu items and new categories of food offerings at our restaurants, further enhancing the variety, quality and price points offered and keeping our menu relevant to our customers. All new menu items are selected based on anticipated sales popularity and profitability. We also regularly introduce new and innovative cheesecakes and other baked desserts. In 2022, we launched the Classic Basque Cheesecake in conjunction with National Cheesecake Day.

We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances supporting both our margin objectives and customer traffic levels. We have historically targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. Due to the inflationary cost pressures we experienced in fiscal 2022, we implemented price increases above our historical levels to support our longer-term restaurant-level margin objectives. Future near-term pricing actions are likely to be at levels above historical norms to keep pace with any significant cost increases. We will continue to consider the cost environment and consumer price sensitivity when evaluating future menu price increases. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

Value Proposition. We believe our restaurants are recognized by customers for offering value with a large variety of freshly prepared menu items across a broad array of price points and generous portions at moderate prices. The average check for each customer, including beverages and desserts, was approximately $29.40 during fiscal 2022.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High-Quality Staff Members. Our mission is to “create an environment where absolute guest satisfaction is our highest priority.” We strive to consistently exceed the expectations of our customers in all aspects of their experiences in our restaurants. One of the most important aspects of delivering a consistent and dependable level of service is having a team of experienced managers who can successfully operate our high-volume, complex restaurants. Our recruitment, selection, training, retention and internal promotion programs are among the most comprehensive in the restaurant industry, helping us to attract and retain qualified staff members who are motivated to consistently provide excellence in restauranteuring and customer hospitality. By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence. (See “Restaurant Operations, Development and Training” below.) Our commitment to people-focused programs and creating a great workplace for all of our staff and managers contributed to The Cheesecake Factory being named to Fortune magazine’s list of “100 Best Companies to Work For®” in 2022, for the ninth consecutive year.

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

New Restaurant Site Selection and Development

The Cheesecake Factory concept has demonstrated success in a variety of layouts (e.g., single or multi-level and varying interior square feet), site locations (e.g., urban or suburban shopping malls, lifestyle centers, retail strip centers, office complexes, entertainment centers and urban street locations — either freestanding or in-line) and trade areas. Accordingly, we intend to continue developing The Cheesecake Factory restaurants in high-quality, high-profile locations that meet our rigorous site standards. In accordance with our broader capital allocation strategy, we plan to open as many locations in any given year as there are sites available that meet our site selection criteria and for which we can negotiate acceptable lease terms, obtain necessary permits, complete construction, and recruit and train personnel. We have the flexibility in our restaurant designs to penetrate a wide variety of markets across varying population densities in both existing and new markets. We continue to target approximately 300 Company-owned and operated The Cheesecake Factory restaurants domestically over time.

The locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. We consider many factors when assessing the suitability of a site, including the demographics of the trade area such as average household income and population density, as well as site-specific characteristics such as visibility, accessibility and proximity to activity centers such as shopping centers and competitive influences. Since our restaurants can be successfully executed within a variety of site locations and layouts, we are highly flexible in choosing suitable locations. While there are common decor elements within each of our restaurant sites, the designs are customized for the specifics of each location, including the building type, square footage and layout of available space. We expect the majority of our new restaurants to vary between 7,000 and 10,000 interior square feet, generally with additional exterior and/or interior patio seating, selected appropriately for each market and specific site.

The relatively high sales productivity of our restaurants provides opportunities to obtain competitive leasing terms from landlords. Due to the flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development time frames vary. The development and opening process usually ranges from six to eighteen months, depending largely on the type and availability of the leased space we intend to occupy, as well as our ability to obtain goods, materials, permits and adequate staffing, and is subject to delays either due to factors outside of our control or to our selective timing of restaurant openings. In recent years, we have encountered delays in opening new restaurants due to supply chain challenges, as well as to longer lead times in obtaining licenses and permits.

Unit Economics

The operation of high-quality restaurants in premier locations fitting our criteria contributes to the continuing customer appeal of The Cheesecake Factory. This popularity is reflected in our average sales per restaurant and per square foot, which are among the highest of any publicly-held restaurant company.

Average sales per location for The Cheesecake Factory restaurants open for the full year were approximately $12.1 million and $11.8 million on a 53-week and 52-week basis, respectively, for fiscal 2022. Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot. Average sales per productive square foot (defined as all interior square footage plus seasonally adjusted exterior patio square footage) for restaurants open for the full year were approximately $1,116 and $1,089 on a 53-week and 52-week basis, respectively, for fiscal 2022. Fluctuations in both average sales per location and average sales per productive square foot generally track with comparable restaurant sales trends.

We currently lease all of our restaurant locations and utilize capital for leasehold improvements and furnishings, fixtures and equipment to build out our restaurant premises. Our distinctive design and decor require a higher investment per square foot than is typical for the casual dining industry. However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors. Total construction costs to build our restaurant premises average approximately $1,000 per interior square foot. However, these costs vary depending on a number of factors, including geography, the complexity of our build-out, site characteristics, governmental fees and permits, labor and material conditions in the local market, weather and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements.

Our new restaurants typically open with initial sales volumes well in excess of their future run-rate levels. This initial “honeymoon” effect usually results from grand opening publicity and other customer awareness activities that generate higher than usual customer traffic, particularly in new markets. During the three to six months following the opening of new restaurants, customer traffic generally settles into its normal pattern, resulting in sales volumes that gradually adjust downward to their post-opening run-rate level. Additionally, our new restaurants usually require a period of time after reaching normal traffic levels to achieve their targeted restaurant-level margins due to actual-to-theoretical food cost inefficiencies and labor productivity inefficiencies commonly associated with new, highly complex restaurants such as ours.

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

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high-quality, experienced restaurant-level management and other operational personnel. Each restaurant is generally staffed with one General Manager (“GM”), one Executive Kitchen Manager (“EKM”), and an average of six to ten additional kitchen and front-of-the-house managers and approximately 170 hourly staff members, both depending on the size and sales volume of each restaurant. Our GMs and EKMs possess an average of more than ten years of experience with the Company. This tenure and knowledge drive our high productivity and contribute to our ability to deliver an exceptional customer experience. All newly-recruited restaurant managers complete an extensive training program during which they receive both classroom and on-the-job instruction in areas such as food quality and safety, customer service, financial management, staff relations and safely serving alcohol. Managers continue their development by participating in and completing a variety of training and development activities to assess and further develop their skills and knowledge necessary for upward progression through our management levels. Our GMs regularly meet to receive hands-on training, share best practices and celebrate Company successes, all of which help to foster the unique culture of our brand.

Each restaurant GM reports to an Area Director of Operations (“ADO”), who in turn reports to a Regional Vice President of Restaurant Operations. Our EKMs report to their GMs but are also supervised by an Area Kitchen Operations Manager. Our restaurant field supervision organization also includes our Senior Vice President of Restaurant Operations, Senior Vice President of Kitchen Operations, an operations services team and our performance development department who are collectively responsible for day-to-day operations, managing new restaurant openings and training for all operational managers and staff.

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

Restaurant-Level Preopening Costs

Due to the highly customized and operationally complex nature of our upscale, high-volume concept and the investment we make in properly training our staff to operate our restaurants, our preopening process is more extensive, time consuming and costly than that of many restaurant chains. Restaurant-level preopening costs for a typical location in an established market average approximately $1.0 million to $1.5 million and include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members.

Restaurant-level preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific costs incurred for each restaurant. These costs vary by location depending on a number of factors, including the proximity of our existing restaurants, the size and physical layout of each location, the number of management and hourly staff members required to operate each restaurant, the availability of qualified restaurant staff members, the cost of travel and lodging for different metropolitan areas, the timing of the restaurant opening and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurant, which may also depend on our landlords obtaining their licenses and permits and completing their construction activities. Restaurant-level preopening costs are generally higher for larger restaurants and initial entry into new markets and lower when we relocate a restaurant within its local market. We usually incur the most significant portion of restaurant-level preopening costs within the two months immediately preceding and the month of a restaurant’s opening.

Licensed Locations

We currently have licensing agreements with three restaurant operators to develop and operate The Cheesecake Factory® brand restaurants in selected international markets. Our licensees invest their capital to build and operate the restaurants, and we receive initial development fees, site and design fees and ongoing royalties based on our licensees’ restaurant sales. In addition, these licensees purchase bakery products branded under The Cheesecake Factory® mark from us. As of February 27, 2023, our international licensees operated the following The Cheesecake Factory restaurants:

Licensee Location	Restaurant Location	# of Restaurants
Kuwait (1)	Bahrain	1
	Kingdom of Saudi Arabia	4
	Kuwait	3
	Qatar	3
	United Arab Emirates	6
Mexico (2)	Mexico	7
Hong Kong (3)	Beijing	1
	Hong Kong	1
	Macau	1
	Shanghai	3
Total		30
(1)	This licensee, or its affiliates, also has the right to develop restaurants in Egypt, with the opportunity to expand the agreement to include Algeria, Hungary, Iraq, Libya, Morocco, Poland, Russia, Slovakia, The Czech Republic, Tunisia, Turkey and Ukraine.
(2)	This licensee, or its affiliates, also has the right to develop restaurants in Chile, with the opportunity to expand the agreement to include Argentina, Brazil, Colombia and Peru.
(3)	This licensee, or its affiliates, also has the right to develop restaurants in Thailand and Taiwan, with the opportunity to expand the agreement to include Japan, South Korea, Malaysia and Singapore.

We are actively working to extend and expand the agreements with our current licensees in their primary geographies and are also exploring potential opportunities to expand our licensing business into Western Europe.

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

North Italia

North Italia is a modern interpretation of Italian cooking in the upscale casual dining segment. North Italia strives to be a modern Italian restaurant with a neighborhood feel, offering classic Italian favorites with a fresh twist made from scratch daily. Contemporary design and décor elements including large dining rooms, high ceilings and open kitchen layouts coupled with a focus on exceptional hospitality and high-quality, personalized service creates a warm, lively atmosphere for guests to create memorable experiences. The menu features a broad selection of delicious, handcrafted dishes including appetizers, salads, fresh pastas, pizzas and entrees, and each restaurant includes unique menu items tailored to local markets. North Italia offers an assortment of wines, beers and house-made cocktails which represented 25% of North Italia sales in fiscal 2022. The average check for each customer, including beverages and desserts, for fiscal 2022 averaged approximately $32.00 for lunch and approximately $41.50 for dinner. Our North Italia restaurants are generally open seven days a week for lunch, dinner and weekend brunch. Currently, we operate 33 North Italia restaurants.

With Italian cuisine the number one ethnic food category in the United States, coupled with strong national reception of the North Italia concept to-date, we believe there is potential for 200 domestic locations over time, which supports our plan for approximately 20% average annual unit growth. Average sales per mature location, defined as open prior to 2020 and adjusted to exclude impaired locations, for North Italia restaurants were approximately $8.0 million for fiscal 2022, or approximately $1,300 per productive square foot on a 53-week basis. We target an average North Italia unit size of 6,000 to 7,000 square feet, and total construction costs average approximately $650 per interior square foot. Restaurant-level preopening costs for a typical location in an established market average approximately $0.5 million to $0.7 million and include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members.

Fox Restaurant Concepts

FRC operates as an independent subsidiary in Phoenix, Arizona and serves as an incubation engine, innovating new food, dining and hospitality experiences to create fresh, exciting concepts for the future. With over a dozen evolving restaurant brands launched to-date, its concepts are diverse in industry segment, occasions, square footage and geography. FRC's largest concept, Flower Child, operates in the fast casual dining segment, offering a customizable menu, made fresh from scratch, featuring locally-sourced, all-natural and organic ingredients. Flower Child is a potential opportunity for us to diversify our portfolio in a strong and growing niche. Other FRC potential growth concepts include Culinary Dropout and Blanco, which together with the other FRC brands, serve as an ecosystem for talent, menu and design development. Currently, we operate 30 and 35 Flower Child and other FRC locations, respectively.

We target approximately 15% to 20% average annual unit growth for the aggregate FRC portfolio, driven primarily by the anticipated growth of Flower Child, complemented by additional market tests of the potential growth concepts. Average sales per location open for the full year for the FRC restaurants were approximately $5.8 million for fiscal 2022, or approximately $1,000 per interior square foot. FRC unit sizes range from approximately 3,500 to 15,000 square feet, and total construction costs average approximately $500 per interior square foot, depending on the concept.

Bakery Operations

We own and operate two bakery production facilities, one in Calabasas Hills, California, and one in Rocky Mount, North Carolina. Our facility in California accommodates both production operations and corporate support personnel, while our facility in North Carolina houses production operations and a distribution center. We produce approximately 60 varieties of proprietary cheesecakes and other baked desserts using high-quality ingredients for The Cheesecake Factory restaurants and for international licensees and third-party customers.

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

We sell baked goods internationally in approximately 20 countries under The Cheesecake Factory At Home® mark. Offering our cheesecakes and other baked desserts internationally is important to our branding, creating awareness and driving demand, not only for bakery products but for the international expansion of our restaurants.

Human Capital

At the heart of our culture is the belief that our people are the foundation of our success. We depend on our staff members to effectively execute all aspects of our day-to-day operations that differentiate our concepts. Our ability to attract highly motivated staff members and retain an engaged, experienced team is key to successful execution of our strategy. While we continue to operate in a competitive labor environment, we believe our people practices contribute significantly to our ability to attract talent and to The Cheesecake Factory restaurants’ historically industry-leading retention rates.

Retention and engagement of our staff members is fostered by our investment and support particularly in the following areas:

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

We believe our efforts to build and maintain a strong culture have contributed to two notable recognitions in 2022. We were named to the FORTUNE 100 Best Companies to Work For® list for a ninth consecutive year and the PEOPLE Companies that Care® list for a second consecutive year.

Diversity, Equity, Inclusion and Belonging

We strive to offer an atmosphere of inclusion and belonging for all. We believe the cultural alignment we cultivate around respect and inclusion builds trust and promotes teamwork to achieve our common goals. Furthermore, when our people feel valued and respected for their worth as individuals, they are better able to maximize their potential at work and more likely to share their perspectives, opinions and ideas, which contributes to our ability to innovate. We created our Diversity, Equity, Inclusion and Belonging working group to help provide focus, feedback and ideas in this important area.

We are committed to providing equal opportunities and seek to ensure there is equity in hiring, development and advancement. In 2022, we continued our inclusive leadership training for above-restaurant leadership and restaurant managers and reviewed our interview processes for key above-restaurant leadership to enhance opportunity and development for candidates at The Cheesecake Factory and North Italia concepts. We also sponsored developmental support groups, such as The Cheesecake Factory Women’s Network Group, with the goal of advancing women into senior-level positions. Our Female Kitchen Leader’s Program paired new female managers with an advisor to provide extra support with navigating kitchen environments, which tend to be predominantly male. The Leaders of Color Program provided networking and development opportunities for managers from diverse racial or ethnic groups. As of January 3, 2023, approximately 47% of The Cheesecake Factory and North Italia staff members were women and approximately 72% of our The Cheesecake Factory and North Italia staff members were racially or ethnically diverse. Further details on representation can be found in the CSR Report (see “Corporate Social Responsibility” below). To enhance opportunity and development for participants in these groups, we reinstated certain programs in 2022 that had been paused during the COVID-19 pandemic, such as in-person conferences.

We are committed to conducting pay analyses among our The Cheesecake Factory and North Italia restaurants, as well as our bakery and corporate teams, to help ensure that we are paying fairly and equitably. In 2021, we retained a third-party consulting firm to conduct an independent pay equity analysis of our area managers, restaurant managers, corporate field and corporate support center staff to identify risks and determine if there were unexplained base pay gaps in our organization by gender or race. To help ensure that we are paying fairly and equitably, we are committed to conducting both internal reviews and external third-party audits and verification. We have also trained our recruiters to help enable them to identify and address pay equity issues during the hiring process utilizing internal reporting and partnership with the compensation team.

Development and Training

We invest significant resources to ensure our people receive, what we believe is industry-leading training in order to maximize their potential. Our hourly staff members and managers receive a considerable amount of training through a combination of in-person learning and development and online coursework. In addition to company-provided job training, we encourage the pursuit of educational opportunities at The Cheesecake Factory and North Italia restaurants through free high school equivalency and associate degree programs. In 2022, we expanded availability of these programs to include all hourly staff members (previously, only kitchen staff were eligible). We also strive to provide our staff with career advancement opportunities, and our fiscal 2022 internal management promotion rate at The Cheesecake Factory and North Italia concepts was 53%.

Benefits and Wellness

We believe access to healthcare is a compelling benefit for many staff members, and we offer healthcare benefits to our hourly staff members who work a minimum of 25 hours per week, on average. We provide a robust suite of benefits and wellness offerings, including free mental health resources, free tutoring to support our staff and managers, and access to chronic disease care management, substance abuse treatment, a maternal health program, financial wellness resources and adoption assistance. The Cheesecake Factory and North Italia staff, as well as our bakery and corporate teams, have paid sick time available to them starting at hire and are eligible to earn vacation time. Our continued management of human capital related to the COVID-19 pandemic during fiscal 2022 focused on keeping our teams and customers safe, adhering to local requirements and providing paid time off for our hourly staff and managers to care for their health.

In fiscal 2022, we also sought to provide staff with additional benefit through implementation of an earned wage access program that allows staff who qualify to receive up to 50% of their earned wages the day after they work a shift.

Employee Engagement

As of January 3, 2023, we employed approximately 47,500 people, with approximately 46,000 in our restaurants and the remainder in our corporate support center, FRC headquarters and bakery operations. We believe that engaging our workforce is a key factor in our business success and in turn, have developed programs to promote enthusiasm and commitment, while providing a sense of belonging. We measure our performance in this area through an annual engagement survey and pulse surveys throughout the year. These surveys give staff company-wide the opportunity to share honest feedback about their work experience. Based on survey results, leaders across the Company are tasked with responsibility for creating action plans to address and respond to staff feedback. Listening to our staff members is an essential part of building an engaged workforce, and we provide additional avenues for staff to share their ideas and concerns, including our internal crowdsourcing innovation website and our Careline, which staff can use to confidentially express their concerns, as well as restaurant townhalls where our staff can bring their ideas and concerns forward. Our staff members are not covered by any collective bargaining agreements, and we consider our staff member relations to be good.

A significant part of our employee engagement strategy involves staff appreciation and recognition efforts. After pausing them during the pandemic, we reinstated key cultural events such as our week-long team appreciation celebrations, manager recognitions, Commitment to Excellence staff member awards and new menu rollout all-staff meetings.

Giving Back

Another key aspect of our culture is giving back to the communities where our staff live and work, as well as uniting our staff members around charitable causes personal to them. We provide donations to Feeding America and participate in their annual campaign as an opportunity to engage our teams in a culturally-aligning company-wide service program. We have similarly promoted our teams’ participation in community volunteer events, and through our gift card program, we contribute to local fundraising events for community non-profit organizations. Additionally, we provide a method for our staff members to assist other staff members in need through our The Cheesecake Factory “HELP” fund.

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

Corporate Social Responsibility

For us, the term “Corporate Social Responsibility” or “CSR” informs how we operate in relation to our people and communities, natural environment and our supply chain. We evaluate our business and how we operate our corporate-owned restaurants in an effort to identify, create and implement meaningful and sustained change. The Corporate Governance and Nominating Committee of our Board is responsible for reviewing the Company’s sustainability and CSR policies. For more information, please review our CSR report on the Corporate Social Responsibility page on our website at www.thecheesecakefactory.com. The contents of the CSR report and our website are not incorporated by reference into this Form 10-K.

Purchasing and Distribution

Our purchasing philosophy is designed to procure quality ingredients, supplies and services for our operations from reliable sources at competitive prices and consistent with our sustainability goals. We research and evaluate various ingredients and products in an effort to maintain high quality, be responsive to changing consumer tastes and manage costs. Should any items from a particular supply source become unavailable, we generally believe that these items could be obtained, or alternative products substituted, in sufficient quantities from other sources to allow us to avoid any long-term material adverse effects that could be caused by such unavailability.

In order to maximize purchasing efficiencies and to obtain the freshest ingredients that meet our required standards, each restaurant’s management determines the quantities of food and supplies needed for their location and orders the items from qualified local, regional, national and international suppliers based upon specifications determined and terms negotiated at a corporate level. We strive to maintain restaurant-level inventories at a minimum dollar level in relation to sales due to the relatively rapid turnover of the perishable commodities we use in our operations, coupled with the limited storage space at our restaurants. Independent foodservice distributors, including the largest foodservice distributor in North America, deliver most items multiple times per week to our restaurants.

The cost of products and services used in our operations are subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as the COVID-19 pandemic, geopolitical events, economic conditions or other unforeseen circumstances. Climate change may further exacerbate a number of these factors. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest. The aggregate impact of these and other factors contributed to significant cost inflation.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2023, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2022, we had no hedging contracts in place.

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

Our restaurant systems are designed to enhance the guest experience, protect guest information and allow our staff to focus on delivering the best experience possible. We have implemented systems for touchless/online menu, ordering and payment, inventory management, labor management, recipe management, kitchen order orchestration and table management. Our kitchen order orchestration tool is designed to route items in such a way that balances the workload across multiple stations to ensure our guests receive the highest quality menu items. Our labor management tool delivers optimized scheduling based on business demands and staff availability coupled with web and app-based access delivering flexibility to our staff. Guest payment data is of the utmost importance, and we employ measures to help ensure every payment is secured and encrypted.

Information and data security is a priority for us and is led by our information technology department in conjunction with an interdepartmental information security council representing our key functional areas. We employ a multi-discipline security approach to recognize, manage and resolve cybersecurity threats, and require cybersecurity awareness training for all staff members with access to our cyber systems. This approach includes continuous monitoring and detection programs, network security precautions, encryption of critical data, and in-depth security assessment of vendors and incident response guidelines. We continue to invest and innovate around the areas of protection of systems, sensitive data, technology, and processes using third-party and in-house tools and resources. We remain focused on protecting against new and emerging risks utilizing our tools and security teams and continue to review and make strategic investments in our systems to help keep the Company’s, our guests’, and our team members’ data secure. We maintain a disaster recovery plan and protect against business interruption by backing up our major systems. In addition, we periodically scan our environment for any vulnerability, perform penetration testing and engage third parties to assess the effectiveness of our data security practices. A third party conducts regular network security reviews, scans, and audits. The Audit Committee of the Board of Directors reviews with management steps the Company has taken to monitor or mitigate significant cybersecurity risk and the effectiveness of these practices.

Marketing and Advertising

The Cheesecake Factory

We rely on our reputation, as well as our high-profile locations, media exposure and positive “word of mouth,” to maintain and grow market share. Historically, we have not used significant paid national advertising through television, radio or print, nor significant discounting for on-premise dining occasions. We utilize a social media and digital marketing strategy that allows us to engage regularly with our customers outside of our restaurants, including communication and paid advertising on social media platforms such as Instagram® and TikTok® and other, influencer marketing, Google search advertising and direct email to customers. We refreshed our website in 2022, including our online ordering capabilities. We also are currently testing a guest rewards program pilot for potential national rollout in 2023.

Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television in connection with a variety of promotional opportunities, such as National Cheesecake Day, to perform cooking demonstrations and other brand-building exposure. We generated approximately 8.5 billion media impressions in fiscal 2022 at minimal cost to us. To raise awareness in the off-premise channel, we execute marketing campaigns with our third-party delivery provider and through our online ordering platform. In addition, we work with several premiere third-party gift card distributors, contributing to our brand awareness and gift card sales, as well as our consumer packaged goods licensees on co-branded marketing campaigns.

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

Seasonality and Quarterly Results

While seasonal fluctuations generally do not have a material impact on our quarterly results, year-over-year comparisons can be significantly impacted by factors such as significant differences in year-over-year inflation, the number and timing of new restaurant openings and associated preopening costs, the timing of holidays, inclement weather and the additional week in a 53-week fiscal year. Therefore, our financial results for any quarter or fiscal year are not necessarily indicative of the results that may be achieved for the full fiscal year or subsequent fiscal years.

Food Safety and Quality Assurance

Our food safety processes and systems are designed to mitigate the risk of contamination and illness and to ensure compliance with regulatory requirements as well as industry standards. Adherence is monitored through routine restaurant management reviews, third-party health inspection/food safety audits and regulatory agency inspections. In addition, our bakery facilities are Safe Quality Food certified in alignment with the Global Food Safety Initiative’s Global Markets Program. Our restaurants and bakery facilities also follow regulatory guidelines required for conducting and managing ingredient and product traceability. We utilize a web-based solution to efficiently contact our restaurants and monitor progress in the event of a product withdrawal or recall.

In selecting suppliers, we utilize key performance indicators relating to sanitation, operations and facility management, good manufacturing and agricultural practices, product protection, government inspections and compliance, recovery and food security. We perform annual food safety and quality system audits for certain suppliers, while others are audited every other year or as needed.

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

Our international business exposes us to additional laws and regulations, including, without limitation, antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, privacy laws, anti-terrorism laws and anti-corruption laws.

As a provider of food products, we are subject to a comprehensive regulatory framework that governs the manufacture (including composition and ingredients), labeling, packaging and safety of food.

In order to serve alcoholic beverages in our restaurants or off-premise where permitted, we must comply with alcoholic beverage control regulations which require us to apply to a state or other governmental alcoholic beverage control authority for licenses and permits. In addition, we are subject to dram shop statutes in most of the jurisdictions in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Dram shop litigation may result in significant judgments, including punitive damages. We attempt to mitigate this risk by carrying liquor liability insurance coverage.

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

A significant number of our hourly restaurant staff members receive income from gratuities. In the United States, many of our locations participate voluntarily in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”). By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported tips.

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

Trade Names, Trademarks and Other Intellectual Property

We own and have applied to register trade names, logos, service marks, trademarks, copyrights and other intellectual property (collectively, “Intellectual Property”) in the United States, Canada and in additional countries throughout the world in various categories, including without limitation, restaurant services and bakery goods. We regard our Intellectual Property, including “The Cheesecake Factory,” “North Italia,” and a collection with the Fox Restaurant Concepts subsidiary, as well as our trade dress, as having substantial value and as being important to our marketing efforts. Our policy is to pursue registration of our important Intellectual Property whenever commercially feasible and to vigorously oppose any infringement of it. Generally, with appropriate renewal and use, the registration of our Intellectual Property will continue indefinitely. We have also registered various internet domain names, including, “www.thecheesecakefactory.com,” “www.northitalia.com,” and “www.foxrc.com.”

Executive Officers of the Registrant

David Overton, age 76, serves as our Chairman of the Board and Chief Executive Officer. Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton. He is also a founding member and director of our Foundation.

David M. Gordon, age 58, was appointed President of the Company in February 2013. Mr. Gordon joined our Company in 1993 as a Manager and held operational positions, including General Manager, Area Director of Operations, Regional Vice President and Chief Operating Officer prior to his appointment as President. He is also a director of our Foundation.

Matthew E. Clark, age 53, was appointed Executive Vice President and Chief Financial Officer in 2017. Mr. Clark joined our Company in 2006 as Vice President of Strategic Planning and most recently oversaw the strategy, financial planning, treasury and risk management functions as Senior Vice President, Finance and Strategy. Earlier in his career, Mr. Clark held a number of finance positions of increasing responsibility at Groupe Danone, Kinko’s and The Walt Disney Company. He is also an advisory director of our Foundation.

Keith T. Carango, age 61, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary. Mr. Carango joined our bakery operations in 1996 to lead manufacturing and provide continuous improvement to the bakery operation. In his most recent role of Senior Vice President and Chief Operating Officer, he oversaw strategic planning, supply chain, manufacturing, distribution, human resources, quality assurance and finance. Prior to joining the Company, he held manufacturing and finance roles at Frito-Lay, Inc. and Prince Foods.

Scarlett May, age 56, serves as our Executive Vice President, General Counsel and Secretary. Ms. May joined our Company in 2018, from Brinker International, Inc., where she served as Senior Vice President, General Counsel and Secretary from 2014 to 2018. Prior to that, she was Senior Vice President, Chief Legal Officer and Secretary for Ruby Tuesday, Inc. following her earlier career in private practice.

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

Risks Related to the COVID-19 Pandemic and Other Geopolitical and Macroeconomic Events

The COVID-19 pandemic significantly disrupted our business and its ongoing effects and other geopolitical and macroeconomic events are having and may continue to have an adverse impact on our operating environment.

We have experienced significant disruptions to our business as federal, state and local restrictions have fluctuated over time to mitigate the spread of the COVID-19 virus. While most of our restaurants operated with no restrictions on indoor dining during fiscal years 2021 and 2022, our revenues were negatively impacted during periods of accelerating case counts during which we incurred increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. We have incurred and may continue to incur additional costs to address government regulations and the safety of our staff members and customers.

In addition, we experienced labor shortfalls relative to our sales levels in certain parts of our workforce and/or geographies as we reopened our dining rooms after the lifting of mandatory social-distancing regulations related to the COVID-19 pandemic. During fiscal 2021, we also began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest. The aggregate impact of these and other geopolitical and macroeconomic factors contributed to significantly increased commodity and wage inflation and other increased costs. We have also encountered delays in opening new restaurants due to supply chain challenges, as well as to longer lead times in obtaining licenses and permits and in the timeline required to complete the overall leasing process with landlords.

The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending share repurchases, not declaring future dividends, increasing borrowings under our credit facility or modifying our operating strategies. Any of these measures may have an adverse impact on our business and materially adversely affect our financial performance.

Risks Related to the Restaurant Industry

The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance.

The COVID-19 pandemic and other geopolitical and macroeconomic events have had a significant impact on global and domestic economies and will likely continue to do so for some time in the future. Dining out is a discretionary expenditure that historically has been influenced by domestic and global economic conditions, including, but not limited to: the COVID-19 pandemic, geopolitical instability, including armed conflicts, supply shortages, interest rates above recent historical norms, unemployment, significant cost inflation, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policy. Material changes to governmental policy related to domestic and international fiscal concerns, and/or changes in central bank policies with respect to monetary policy, also could affect consumer discretionary spending. Any factor affecting consumer discretionary spending may influence customer traffic in our restaurants and average check amount, thus potentially having a material impact on our financial performance.

Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.

We strive to increase comparable restaurant sales by improving customer traffic trends and growing average check. Changes in customer traffic and average check amount may be impacted by a variety of factors, including, without limitation: macroeconomic conditions that impact consumer discretionary spending (such as significant cost inflation and interest rates above recent historical norms); perception of our concepts’ offerings in terms of quality, price, value and service; increased competition; changes in consumer eating habits; the evolving retail landscape, which is becoming increasingly influenced by technology and a growing consumer preference for convenience, value and experience; adverse weather conditions; and demographic, economic and other adverse changes in the trade areas in which our restaurants are located and changes in the regulatory environment.

We compete directly and indirectly for customer traffic with national and regional casual dining restaurant chains, as well as independently-owned restaurants. In addition, we face competition from fast casual and quick-service restaurants, grocery stores and meal kits that have increased the quality and variety of their food products in response to consumer demand. We believe that many consumers remain focused on value and if our competitors, many of whom have significantly greater resources to market aggressively to customers, promote and deliver a higher degree of perceived value, our customer traffic could suffer.

We utilize menu price increases in an effort to offset inflation of key operating costs. However, our menu price increases may be insufficient to meaningfully offset increased costs and may, if not accepted by customers, result in reduced customer traffic and unfavorable menu mix shifts (i.e. customers reducing their spend by purchasing fewer menu items or lower cost menu items). These risks became more pronounced fiscal 2022, as persistent supply shortages and a worsening inflationary environment significantly increased our costs causing us to implement pricing actions above our historical levels to protect margins. (See Item 1A - Risk Factors – “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

In recent years we have generated a higher mix of sales from off-premise channels as consumers have increasingly demonstrated a preference for convenience and at-home dining due to COVID-19. Growing competition in off-premise channels or our inability to differentiate our concepts in these channels could negatively impact our comparable restaurant sales performance.

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

Negative publicity directed at any of our brands, regardless of factual basis, such as relating to the quality of our restaurant food or consumer packaged goods, the quality of our restaurant facilities, customer complaints or litigation alleging injury or food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, the condition of our restaurants, labor relations, any failure to comply with applicable regulations or standards, allegations of harassment or disparate treatment based upon race, gender, national origin, religion or other class, allegations of sexual harassment, politically motivated accusations or other negative publicity, could damage our reputation. Any failure of our third-party delivery provider to represent our brands in a favorable manner could damage our reputation. These concerns are exacerbated by the speed with which negative information can be disseminated through social media. (See Item 1A — Risk Factors — “Any inability to effectively use and manage social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance.”) Negative publicity about us could harm our reputation and damage the value of our brands, which could materially adversely affect our financial performance.

Over the past several years we have experienced and continue to experience significant labor cost inflation, which has and may continue to significantly increase our cost of doing business.

Low unemployment coupled with increases in minimum wages and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs, reduced levels of legal immigration and a diminishing pool of potential staff members, which has been exacerbated by potential staff members choosing to exit the workforce, in general and hospitality industry, in particular, especially in certain localities, have and may continue to significantly increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance.

We believe it is becoming increasing likely that the United States federal government will significantly increase the federal minimum wage and tip credit wage (or eliminate the tip credit wage) and require significantly more mandated benefits than what is currently required under federal law. Should this occur, other jurisdictions that have historically mandated higher wages and greater benefits than what is required under federal law may seek to further increase wages and mandated benefits. In addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increase and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their price for goods, construction and services in order to offset their increasing labor costs.

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

While we seek to offset labor cost increases through menu price increases, more efficient purchasing practices, productivity improvements, greater economies of scale and by offering a variety of health plans to our staff members, including lower cost high deductible health plans, there can be no assurance that these efforts will be successful. If we are unable to effectively anticipate and respond to increased labor costs, our financial performance could be materially adversely affected.

The impacts of and our failure to effectively respond to pandemics, epidemics, endemics and other public health emergencies, or food safety and food-borne illness, could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation, which could materially adversely affect our financial performance.

The COVID-19 pandemic significantly disrupted our business and its ongoing effects may continue to do so for the foreseeable future. The impacts of and our failure to effectively respond to future pandemics, epidemics, endemics and other public health emergencies may also significantly disrupt our business.

We also face food safety risks, including the risk of food-borne illness and food contamination (including allergen cross contamination), which are common both in the restaurant industry and the food supply chain. While we dedicate substantial resources and provide training to help ensure the safety and quality of the food we serve, these risks cannot be completely eliminated. Additionally, we rely on our network of suppliers to properly handle, store and transport our ingredients for delivery to our restaurants. Any failure in our supply chain could cause our ingredients to be contaminated, which could be difficult to detect and jeopardize the safety of our food. We freshly prepare our menu items at our restaurants, which may put us at greater risk for food-borne illness and food contamination outbreaks than some of our competitors who use processed foods or commissaries to prepare their food. The risk of food-borne illness also may increase whenever our menu items are served outside of our control, such as by third-party food delivery services, customer take-out or at catered events.

Publicized food safety concerns, regardless of accuracy, whether specifically concerning food served at any of our restaurant brands, desserts produced at our bakeries, any products bearing our branding or regarding our third-party suppliers or service providers, or the food supply more generally, could negatively affect consumer demand for our restaurants and products, which in turn could materially adversely affect our financial performance.

The demand for and availability and price of certain food items may be adversely impacted if a pathogen, such as coronavirus, Ebola, mad cow disease, SARS, swine flu, avian influenza, norovirus or other virus or bacteria, such as salmonella or E.coli, or if parasites or other toxins infect or are believed to have infected the food supply, including the food supply chain for our restaurants or bakery facilities. Additionally, customers may avoid our restaurants and it may become difficult to adequately staff our restaurants if our customers or staff members become infected with a pathogen which was actually or alleged to be contracted at our restaurants. Any adverse food safety occurrence may result in litigation against us. Although we carry liability and other insurance coverage to mitigate costs we may incur as a result of these risks, not all risks of this nature are fully insurable. Even if insured, the negative publicity associated with such an event could damage our reputation and materially adversely affect our financial performance.

In addition to selling products throughout the world through various distribution channels, including, without limitation, supermarkets, mass market retailers, club stores and various other food service and retail channels, our two bakery facilities are the only sources of most of our baked desserts to our restaurants. If any of our bakery products becomes subject to a product recall or market withdrawal, whether voluntary or involuntary, our costs to conduct such recall or market withdrawal could be significant, restaurant sales as well as third-party sales of bakery products could be negatively impacted and our reputation could be damaged, any of which could materially adversely affect our financial performance.

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

In order to serve alcoholic beverages in our restaurants or off-premise where permitted, we must comply with alcoholic beverage control regulations which require us to apply to a state or other governmental alcoholic beverage control authority for licenses and permits. In addition, we are subject to dram shop statutes in most of the jurisdictions in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Dram shop litigation may result in significant judgments, including punitive damages. Various federal, state, local and foreign laws and regulations govern our operations as they relate to our staff members, including such matters as minimum wages, breaks, scheduling, exempt classifications, equal pay, overtime, tip credits, fringe benefits, leaves, safety, working conditions, provision of health insurance, and citizenship or work authorization requirements. Significant increases in minimum wage rates, including the tip credit wage rate in certain states, paid or unpaid leaves of absence, equal wage legislation, mandatory sick pay and paid time off regulations in a growing number of jurisdictions, mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, or changes in interpretations of existing employment laws, including with respect to classification of exempt versus non-exempt employees, could significantly increase our labor costs, which would materially adversely affect our financial performance.

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

Many laws and regulations governing our business and operations also extend to independent third-party service providers we engage to perform certain services. While we take precautions to help ensure that our third-party service providers comply with applicable laws and to maintain an independent contractor relationship, we cannot be assured such efforts will be successful, and we may incur liability as a joint employer for failures by our independent third-party service providers to comply with applicable laws. Additionally, some jurisdictions have introduced (or may be planning to introduce) legislation seeking to mandate an employment relationship between companies that facilitate third-party delivery services and their service personnel. The U.S. Department of Labor recently introduced proposed rules the effect of which, if adopted, would be to establish a new independent contractor standard for employees nationwide. If these measures are successful, delivery costs will significantly increase and/or these companies may alter their operations or choose to no longer operate within such jurisdiction, either of which result could significantly impact our off-premise sales.

Any changes to the numerous laws governing our business or operations may create challenges for us. While we subscribe to certain services and have established procedures to identify legal and regulatory changes, we may not be able to identify and comply with every change on a timely basis. We may incur penalties and other costs, sanctions and adverse publicity by failing to comply with applicable laws, any of which could materially adversely affect our financial performance.

Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences, could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.

Federal law requires restaurant operators with twenty or more locations to make certain nutritional information available to customers. Additionally, some state, local and foreign governments also have enacted legislation regulating or prohibiting the sale of or mandating disclosures relating to certain types and/or levels of ingredients in food served in restaurants, such as trans fats, sodium, genetically modified organisms (GMOs) and gluten, and are taxing or considering taxing and/or otherwise regulating high fat, high sugar and high sodium foods. While it remains unclear if and to what extent consumers may reconsider dining preferences in response to such requirements, it is clear that consumer dining preferences continue to evolve, and these preferences may evolve more rapidly in response to any of these new requirements. Our failure to quickly and effectively adapt to any significant shift in consumer dining preference could cause our or our licensees’ restaurants to lose market share, which could materially adversely affect our financial performance.

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

Adverse weather conditions, natural disasters and public health emergencies, including as the result of climate change, could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Adverse weather conditions, natural disasters and public health emergencies can impact customer traffic, make it more difficult to fully staff our restaurants and, more severe events, such as hurricanes, earthquakes, tornadoes, blizzards, wildfires and other natural disasters and public health emergencies, such as the COVID-19 pandemic, have resulted in and may in the future result in restaurant closures, underutilization of outdoor patio dining and curtailed operations, impediments to availability of staff and supplies and increased commodity costs, sometimes for prolonged periods of time. These effects may become more pronounced in the future as climatologists predict climate change and global warming may cause extended droughts and certain adverse weather conditions and natural disasters to become more frequent, more severe and less predictable over time. Our cash flows may be negatively impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses. Any or all these situations could materially adversely affect our financial performance.

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

The cost of products and services used in our operations are subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as the COVID-19 pandemic, geopolitical events, economic conditions or other unforeseen circumstances. Climate change may further exacerbate a number of these factors. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest. The aggregate impact of these and other factors contributed to significant cost inflation.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2023, these efforts may not be successful or yield our intended benefits. Due to the inflationary cost pressures we experienced in fiscal 2022, we implemented price increases above our historical levels to support our longer-term restaurant-level margin objectives. Future near-term pricing actions are likely to be at levels above historical norms to keep pace with any significant cost increases. We will continue to consider the cost environment and consumer price sensitivity when evaluating future menu price increases. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost. However, we can provide no assurance that these efforts will be successful.

We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2022, we had no hedging contracts in place. Products and services for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand.

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

Certain products and ingredients commonly used in food preparation are under scrutiny for possibly posing social and environmental risks, including from an animal welfare and sustainability perspective. We use many of these products and ingredients and have adopted a comprehensive Sustainable Sourcing Policy under which, among other things, we commit to a buying preference by 2025, or sooner where required, for products and ingredients that are sustainably grown and harvested and which do not have negative social impact, and for products from animals that are humanely raised and processed (“sustainable products”). While we are committed to implementing these changes in as timely and commercially feasible manner as possible, there is a risk that some of our products or ingredients may become the subject of adverse publicity before we are able to do so, regardless of factual basis. Additionally, while we make significant efforts to help ensure we will have a sufficient ongoing supply of sustainable products at a reasonable cost, because there is currently a smaller market for certain of these products, any condition affecting the demand for or supply of these products may cause significant cost and supply volatility. For example, during fiscal 2022, we experienced supply shortages and significant price volatility with respect to certain sustainable products, which largely resulted from challenges related to the COVID-19 pandemic and a growing framework of laws mandating the use of sustainable products. For these and other reasons, we cannot be certain that our supply and cost mitigation efforts or commitment to purchase sustainable products will be successful. Our international licensees are also subject to commodity price fluctuations. While they generally employ strategies to mitigate the impact these fluctuations have on their businesses, neither we nor they can be assured such strategies will be successful. Commodity price fluctuations have and may continue to impede our international licensees’ profitability, which may hamper their ability to grow and negatively impact our ability to expand our brand internationally.

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

Similar to the restaurant industry and broader economy, we have experienced and continue to experience labor shortfalls relative to our sales levels in certain parts of our workforce as we have reopened our dining rooms after the lifting of mandatory social-distancing regulations related to the COVID-19 pandemic and have expanded our bakery production. If we are unable to attract and retain qualified personnel, our restaurants and bakery operations could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively and to meet our customers’ demand could be limited, any of which could materially adversely affect our financial performance.

If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may experience data loss, increased costs or other harm, any of which could materially adversely affect our financial performance.

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity and disaster recovery planning efforts, we rely on third-party vendors to provide some of our essential business processes. For example, we rely on a network of third-party distribution warehouses to deliver ingredients and other materials to our restaurants. In some instances, these processes rely on technology and may be outsourced to the vendor in their entirety and in other instances we utilize these vendors’ externally-hosted business applications. Our vendors’ systems have experienced cybersecurity breaches, including credential stuffing attacks in which compromised user credentials were used to breach the systems, and may be vulnerable to a variety of risks, including, without limitation, theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external security breaches, denial of service attacks, viruses, worms, malware, ransomware, breaches of the algorithms they or their third-party service providers use to encrypt and protect data and other malicious or disruptive events (each, a “Security Incident” and collectively, “Security Incidents”).

We also utilize third parties to provide gift card distribution and transaction processing services and to perform food delivery services. We derive substantial revenue from these aspects of our business, which could suffer in the event of any factor that adversely impacts our vendors’ ability to provide such services. Such factors include, without limitation, loss of, or significant change in contractual terms of, key vendor contracts, vendor or processor failures, technology failures, damage to the reputation of any key vendor and mandated employment relationships between companies that facilitate third-party delivery services and their service personnel. (See Item 1A - Risk Factors – “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”)

We continue to review options to expand the use of third-party providers in other areas. Our general practice is to seek to work with service providers that are leading performers in their industries and with technology vendors that employ up-to-date and appropriate data security practices and internal control practices. However, we cannot guarantee that failures will not occur. The failure of third-party vendors to provide adequate services, including, as result of any Security Incident, could significantly harm our operations and reputation, which could materially adversely affect our financial performance.

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

We own and have applied to register trade names, logos, service marks, trademarks, copyrights and other intellectual property (collectively, “Intellectual Property”), including The Cheesecake Factory®, North Italia®, a collection within the Fox Restaurant Concepts subsidiary and other trademarks related to our restaurant and bakery businesses in the United States and in other countries throughout the world. Our Intellectual Property is valuable to our business and requires continuous monitoring to protect. We regularly and systemically search for misappropriations of our Intellectual Property and seek to enforce our rights whenever appropriate to do so; however, we cannot ensure success in every case and cannot possibly find all infringing uses of our Intellectual Property. Furthermore, we have not registered all our Intellectual Property throughout the world, and doing so may not be feasible because of associated costs, various foreign trademark law prohibitions or registrations by others. Our failure or inability to protect our Intellectual Property worldwide could limit our ability to globally expand our brand.

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

International operations have a unique set of risks and challenges that differ from country to country, and include, among other risks, political instability, governmental corruption, war and threats of war, social, religious and ethnic unrest, anti-American sentiment, delayed and potentially less effective ability to respond to a crisis occurring internationally, changes in global economic conditions (such as currency valuation, disposable income, unemployment levels and increases in the prices of products and services and labor), the regulatory environment, immigration, labor and pension laws, income and other taxes, consumer preferences and practices, as well as changes in the laws and regulations governing foreign investment, joint ventures or licensing arrangements in countries where our restaurants or licensees are located and local import controls.

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

Our international licensees are authorized to operate The Cheesecake Factory restaurant concept in licensed trade areas using certain of our Intellectual Property, including our proprietary systems. We provide extensive and detailed training to our licensees to enable their staff members to effectively execute our operating processes and procedures, and we periodically audit their performance and adherence to our requirements. However, because we do not operate these restaurants directly, we can provide no assurance that our licensees will adhere to our operating standards to the same extent as we would.

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

In order to support our international expansion, our bakeries supply certain of our bakery products to our branded international restaurants. In order to supply bakery products to restaurants in other countries, we may be required to adapt certain recipes to eliminate locally prohibited ingredients, comply with labeling requirements that differ from those in the United States and maintain certifications required to export to such countries. In addition, unexpected events outside of our control, such as, without limitation, trade restrictions, import and export embargos, governmental shutdowns and disruptions in shipping, may affect our ability to transport adequate levels of our bakery products to our or our licensees’ international restaurants, for which we are the sole source of supply. A failure to adequately supply bakery products to our or our licensees’ international restaurants could affect the customer experience at those restaurants, resulting in decreased sales, and could, depending upon the reason for the failure, trigger contractual defaults on our part, any of which could materially adversely affect our financial performance.

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

We may engage in other means to leverage our competitive strengths, including acquisitions of other companies, expansion of our brand to other retail opportunities and/or other initiatives. Many risks are inherent in any such merger and acquisition activity, development, investment arrangement, expansion of our brand or other initiative, including, without limitation:

●	complexities associated with combining independent companies with separate businesses, customers, employees, cultures and systems;
●	damaging our reputation if retail products bearing our brand are not of the same value and quality that our customers associate with our brand;
●	dilution of the goodwill associated with our brand as it become more common and increasingly accessible;
●	inaccurate assessment of value, growth potential, weaknesses, liabilities, contingent or otherwise, and expected profitability of such initiatives; and
●	diversion of management’s attention and focus from existing operations to the expansion of our brand to non-restaurant items.

In addition to these risks, we may not achieve the intended results of any such expansion opportunities or other initiatives, which could materially adversely affect our financial performance.

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

Our international license agreements require us to provide training and support to our licensees for their development and operation of The Cheesecake Factory restaurants. We have dedicated certain corporate personnel to international development and continue to utilize the talents of existing management to support our international licensing and operations infrastructure. In addition, one of the most important aspects of our restaurant operations is our ability to deliver dependable, quality service by experienced staff members who can execute our concepts according to our high standards. This may require training our licensees’ management personnel in the United States and our licensees’ staff members in the licensed territories, as well as providing support in the selection and development of restaurant sites, product sourcing logistics, technological systems, menu modification and other areas. If, for any reason, we are unable to provide the appropriate level of infrastructure support to our international licensees, our licensees’ operations could suffer, which could make it more difficult for us to grow our brand internationally and materially adversely affect our financial performance.

We have and may again be required to record impairment charges, be unable to fully recoup landlord improvement allowances and/or decide to discontinue operations at certain restaurants, any of which could materially adversely affect our financial performance.

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. At any given time, we may be monitoring a number of locations, and future impairment charges and/or closures may occur if individual restaurant performance does not improve, which could materially adversely affect our financial performance. During fiscal 2022, we recorded impairment of assets and lease terminations expense of $31.4 million primarily related to the impairment of long-lived assets for three The Cheesecake Factory, one Other FRC and three Other restaurants. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 for further discussion of impairment of long-lived assets.)

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

Our ability to grow our business depends on the availability and selection of high-quality sites that meet our criteria. The number and timing of new restaurants opened during any given period, and their associated contribution to the growth of our business, depend on a number of factors including, but not limited to:

●	unforeseen delays due to market conditions;
●	the identification and availability of high-quality locations;
●	an increase in competition for available premier locations;
●	the influence of consumer shopping trends on the availability of sites in traditional locations, such as premier shopping centers;
●	acceptable lease terms and the lease negotiation process;
●	the availability of suitable financing for our landlords;
●	the financial viability of our landlords;
●	timing of the delivery of the leased premises to us from our landlords in order to perform build-out construction activities;
●	obtaining, on a timely basis, all governmental licenses and permits necessary to construct and operate our restaurants, which has become more challenging beginning in 2022 as we have and may continue to experience longer than usual governmental delays in the licensing and permitting process;
●	obtaining, on a timely basis, all third-party consents necessary to construct and operate our restaurants;
●	successfully managing the complex design, construction and preopening processes for our highly customized restaurants;
●	the availability and/or cost of raw materials and labor used in construction;
●	the availability of qualified tradespeople in the local market;
●	any unforeseen engineering or environmental problems with the leased premises; and
●	adverse weather or other delays during the construction period.

If we are unable to manage risks related to our business, costs associated with litigation and insurance could increase, which could materially adversely affect our financial performance.

We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of business. These matters typically involve claims by customers, staff members and others regarding issues such as food-borne illness, food safety, premises liability, dram shop liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry. We could be materially adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Employment-related litigation, particularly with respect to claims styled as class action lawsuits, are especially costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks and many employment-related disputes involve uncertainty in judicial interpretation from state to state and from federal to state court with respect to the effectiveness of arbitration agreements with our staff members, particularly those which provide for class waivers. In recent years, we have experienced an increase in wage and hour litigation, particularly in California.

We are involved in legal proceedings, including litigation, arbitration and other claims, investigations, inspections, audits, inquiries and similar actions with litigants and other government governmental authorities. Legal proceedings, including class or collective actions can be expensive and disruptive. Some of these suits may purport or may be determined to be class or collective actions and/or involve parties seeking large and/or indeterminate amounts and may remain unresolved for several years. For example, we are currently a defendant in a number of cases containing class or collective-action allegations, or both, in which the plaintiffs have brought claims under federal and state wage and hour laws. Significant legal fees and costs in complex class action litigation or an adverse judgment or settlement that are not insured or are in excess of insurance coverage can materially and adversely affect our financial performance.

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

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations (“Cyber Environment”), which could be vulnerable to various risks. This reliance has grown recently as we have had to rely to a greater extent on systems such as online ordering, contactless payments, online reservations, systems supporting a remote workforce and the like. The efficient management of our operations depends upon our ability to protect our Cyber Environment against damage from theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from Security Incidents. We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our Cyber Environment to reduce the likelihood of any Security Incident and have developed a multi-discipline Security Incident response plan to help ensure that our executives are fully and accurately informed and manage, with the help of content experts, the discovery, investigation and auditing of, and recovery from any Security Incidents.

Despite these efforts, we can provide no assurance that these measures will successfully prevent all Security Incidents or mitigate losses resulting from a Security Incident. For example, during the past year we learned of a potential compromise of employee credentials that could be used to access our corporate network. While we were able to address this incident through remediation efforts including rotating the credentials at issue and did not experience any significant impacts as a result, we cannot provide assurances that future cyber incidents will not occur or that they will not materially adversely affect our business and financial performance.

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

We receive and maintain certain personal information about our customers and staff members. For example, we transmit confidential credit card information in connection with credit card transactions, and we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans. Our collection, storage, handling, use, disclosure and security of this information is regulated by U.S. federal, state and local and foreign laws and regulations. For instance, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020 and the California Privacy Rights Act (“CPRA”) which became effective on January 1, 2023 (the CCPA and CPRA are collectively referred to as “California Privacy Laws”), provide California residents broad rights with respect to their personal data, including the right to know about the personal information a business collects about them, the right to delete personal information collected from them, the right to opt-out of the sale of their personal information and the right to non-discrimination for exercising their rights under the California Privacy Laws. In addition, the California Privacy Laws provide a private right of action for certain data breaches coupled with statutory damages under certain circumstances. Compliance with the California Privacy Laws and other laws relating to the protection of personal information involve significant costs and could result in significant liability in the event we allow an unauthorized disclosure of personal information.

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

Our ability to accept credit cards as a form of payment depends on us remaining compliant with standards set by the PCI Security Standards Council (PCI). These standards require certain levels of Cyber Environment security and procedures to protect our customers’ credit card and other personal information. We have implemented a robust end-to-end encryption and tokenization technology, a public key infrastructure, to help ensure that only trusted devices can access our network, and Intrusion Detection and Intrusion Prevention (IDS/IPS) that scans data in transit detecting and to help prevent the execution of harmful code. In addition, we utilize a third-party security operations center (SOC) provider to monitor and analyze internal network traffic for potential malicious content. However, we can provide no assurance that our security measures will be successful in the event of an attempted or actual Security Incident. If these security measures are not successful, we may become subject to litigation or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, either of which could materially adversely affect our financial performance.

Risks Related to Our Indebtedness

Any failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition.

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the credit facility provided thereunder, the “Revolver Facility”).

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Amended Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense of 1.90. The Loan Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgements, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the New Revolver, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit.

Any failure to maintain financial covenants under the Loan Agreement or to have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Loan Agreement, or upon any violation of the covenants, could materially adversely affect our financial performance. In addition, the Loan Agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 for further discussion of our long-term debt.)

In addition, our increased indebtedness related to our acquisition of Fox Restaurant Concepts and our resulting higher debt-to-equity ratio, as compared to that which has existed on a historical basis, could limit our ability to obtain additional financing in the future and have other material consequences, including: increasing our vulnerability to, and limiting our flexibility in planning for, changing business and market conditions, making us more vulnerable to adverse economic and industry conditions; limiting our ability to use proceeds from any offering or divestiture transaction for purposes other than the repayment of debt; and creating competitive disadvantages compared to other companies with less indebtedness.

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

In June 2021, we completed the offering of $345.0 million aggregate principle amount of convertible senior notes due 2026 (“Notes”) and issued $175.0 million of shares of our common stock (the “Issuance”). The Notes and Issuance are collectively referred to as the “Offerings.” We used the net proceeds from the Offerings to fund approximately $457.3 million payable in connection with the cash-settled conversion of 150,000 shares of our previously outstanding Series A convertible preferred stock and the share-settled conversion of the remaining 50,000 shares of Series A convertible preferred stock into approximately 2.4 million shares of our common stock. (See Notes 10 and 15 of Notes to Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of these events.)

As of January 3, 2023, we had approximately $475 million in principal amount of consolidated indebtedness. The indenture governing the Notes does not contain any meaningful restrictive covenants and does not prohibit us or our subsidiaries from incurring additional indebtedness in the future. Accordingly, we may incur a significant amount of additional indebtedness to meet future financing needs. The incurrence of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. If we fail to comply with covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

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

We may also conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved approximately 4.0 million shares of common stock for grant under our The Cheesecake Factory Incorporated Stock Incentive Plan as of January 3, 2023. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

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

Certain provisions in the Notes and the indenture governing the Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (which is defined in the indenture governing the Notes to include certain change-of-control events and the delisting of our common stock), then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (which is defined in the indenture governing the Notes to include, among other events, fundamental changes and certain additional business combination transactions), then we may be required to temporarily increase the conversion rate for the Notes. In either case, and in other cases, our obligations under the Notes and the indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the Notes or pay cash upon their conversion.

Noteholders of our outstanding Notes may, subject to limited exceptions, require us to repurchase their Notes following a “fundamental change” (which is defined in the indenture governing the Notes) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, all conversions of the Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the Loan Agreement or any future indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. For example, the Loan Agreement restricts us from paying cash upon conversion of the Notes in an amount that exceeds the sum of (i) the principal amount being converted and (ii) any payments received by us or any of our subsidiaries pursuant to the exercise, settlement or termination of any related permitted bond hedge transaction.

Furthermore, the Loan Agreement places several restrictions on our ability to repurchase the Notes upon a fundamental change. Under the Loan Agreement we are permitted to repurchase Notes upon a fundamental change only if (i) no default of event of default exists and (ii) our pro forma net adjusted leverage ratio (as measured in accordance with the Loan Agreement) does not exceed 4.25 to 1.00 and our EBITDAR to interest and rental expense ratio (as measured in accordance with the Loan Agreement) is at least 1.90 to 1.00.

Our failure to repurchase the Notes or pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the Notes. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under the Loan Agreement and agreements governing our other or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the such indebtedness and the Notes.

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2022, the price of our common stock fluctuated between $26.05 and $44.65 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

Our stock price could be adversely affected if our performance falls short of our financial guidance and/or market expectations.

Our failure to achieve performance consistent with any financial guidance we provide and/or market expectations could adversely affect the price of our stock. Factors such as comparable restaurant sales that are below our target, slowing growth of our concepts domestically, failure to execute other growth opportunities, a decline in growth of our international business, any event that causes our operating costs to substantially increase, including, without limitation, any of the events described elsewhere in these Risk Factors, our inability to obtain additional capital at market terms, or our failure to repurchase stock as expected or pay or increase dividends over time, could cause our performance to fall short of our financial guidance and/or market expectations.

Our stock price could be adversely affected if we are unable to pay or increase dividends.

While our Board declared a quarterly dividend in the second quarter of fiscal 2022 and has declared quarterly dividends since then, following the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Loan Agreement, there are no assurances that our Board will continue to declare quarterly dividends. Our ability to pay or to increase dividends on our common stock will depend on our ability to do so under the Loan Agreement or any future credit agreement as well as our ability to generate sufficient cash flows from operations and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.) Our failure to pay a dividend or to increase it over time may negatively impact investor confidence in us and may negatively impact our stock price.

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value.

Our Board of Directors has authorized a share repurchase program of up to 61.0 million shares, of which approximately 5.8 million shares remained available for repurchase as of January 3, 2023. The share repurchase program does not have an expiration date, does not require the Company to purchase a specific number of shares and may be modified, suspended or terminated at any time, which may result in a decrease in the trading price of our common stock. The timing and total amount of share repurchases will depend upon market conditions and other factors and may be made from time to time in open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or otherwise. Future decisions to repurchase shares are at the discretion of the Board of Directors and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Fox Restaurant Concepts LLC acquisition agreement (the “FRC Acquisition”), our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under the Loan Agreement that limit share repurchases based on a defined ratio. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.) In addition, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on the trading price of our common stock, increase the volatility of the price of our common stock or reduce our available cash balance such that we will be required to seek financing to support our operations.

Our stock price could be adversely affected by future sales or other dilution of our equity.

Subject to Nasdaq Listing Rules and certain restrictions on the issuance of convertible indebtedness under the Loan Agreement, we are not restricted from issuing additional common stock or preferred stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common stock or preferred stock or any substantially similar securities. Our Board of Directors is authorized to issue additional shares of common stock and additional classes or series of preferred stock without any action on the part of the stockholders. The Board of Directors also has the discretion, without stockholder approval, to set the terms of any such classes or series of preferred stock that may be issued, including voting rights, dividend rights and preferences over the common stock with respect to dividends or upon the liquidation or winding up of our business and other terms. If we issue preferred shares that have a preference over our common stock with respect to the payment of dividends or upon liquidation, dissolution or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common stock, the rights of our common stockholders or the market price of our common stock could be materially adversely affected.

General Risk Factors

Changes in tax laws and resulting regulations could result in changes to our tax provisions and expose us to additional tax liabilities that could materially adversely affect our financial performance.

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in applicable U.S. or foreign tax laws and regulations, such as the 2017 enactment of Federal legislation commonly referred to as the Tax Cuts and Jobs Act, The Coronavirus Aid, Relief, and Economic Security Act of 2020 , and the Inflation Reduction Act of 2022 (collectively, the “Tax Acts”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Acts, could affect our tax expense and profitability. In addition, the final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Changes in our tax provision or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.

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

	The Cheesecake
Location	Factory	North Italia	Other FRC	Other	Total
Alabama	2	1	—	—	3
Arizona	6	4	23	6	39
California	38	6	3	3	50
Colorado	3	1	2	2	8
Connecticut	3	—	—	—	3
Delaware	1	—	—	—	1
District of Columbia	2	1	—	1	4
Florida	20	3	—	1	24
Georgia	5	2	—	4	11
Hawaii	2	—	—	—	2
Idaho	1	—	—	—	1
Illinois	6	—	1	1	8
Indiana	2	—	—	—	2
Iowa	1	—	—	—	1
Kansas	1	1	—	—	2
Kentucky	2	—	—	—	2
Louisiana	1	—	—	—	1
Maryland	6	—	—	1	7
Massachusetts	7	—	—	—	7
Michigan	2	—	—	—	2
Minnesota	2	—	—	—	2
Missouri	3	—	—	—	3
Nebraska	1	—	—	—	1
Nevada	5	1	—	3	9
New Jersey	10	—	—	1	11
New Mexico	1	—	—	—	1
New York	12	—	—	1	13
North Carolina	4	1	—	1	6
Oklahoma	2	—	—	1	3
Ohio	7	—	—	—	7
Oregon	2	—	—	—	2
Pennsylvania	5	1	—	—	6
Puerto Rico	1	—	—	—	1
Rhode Island	1	—	—	—	1
South Carolina	1	—	—	—	1
Tennessee	6	2	3	—	11
Texas	18	7	3	13	41
Utah	2	—	—	—	2
Virginia	7	2	—	1	10
Washington	5	—	—	—	5
Wisconsin	3	—	—	—	3
Ontario, Canada	1	—	—	—	1
Total	210	33	35	40	318

ITEM 3.  LEGAL PROCEEDINGS

See Note 14 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of legal proceedings.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol CAKE. There were approximately 1,450 holders of record of our common stock at February 14, 2023, and we estimate there were approximately 156,700 beneficial stockholders on that date.

On October 26, 2022, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 61.0 million shares. Under this authorization, we have cumulatively repurchased 55.1 million shares at a total cost of $1,765.6 million through January 3, 2023 with 0.7 million shares repurchased at a cost of $21.6 million during the fourth quarter of fiscal 2022. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our credit facility that limit share repurchases based on a defined ratio.

The following table presents our purchases of our common stock during the fiscal quarter ended January 3, 2023 (in thousands, except per share data):

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	per Share	Plans or Programs	Plans or Programs
September 28 — November 1, 2022	255	$31.64	253	6,256
November 2 — November 29, 2022	169	34.55	156	6,086
November 30 — January 3, 2023	240	32.24	240	5,847
Total	664		649
(1)	The total number of shares purchased includes 14,607 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Our Board declared a quarterly dividend in the second quarter of fiscal 2022 and has declared quarterly dividends since then, following the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Loan Agreement. Future decisions to pay or to increase or decrease dividends or to repurchase shares are at the discretion of the Board and will be dependent on a number of factors, including limitations pursuant to the terms and conditions of the Loan Agreement and applicable law. (See Item 1A – Risk Factors – “Our stock price could be adversely affected if we are unable to pay or increase dividends.”)

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

	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
The Cheesecake Factory Incorporated	$100	$93	$85	$82	$87	$70
S&P 400 Midcap Index	$100	$88	$109	$121	$150	$128
NASDAQ US Benchmark TR Index (1)	$100	$95	$124	$150	$189	$152
S&P 600 Restaurants Index (2)	$100	$109	$121	$153	$146	$115
(1)	Underlying data provided by Nasdaq Global Indexes.
(2)	The S&P 600 Restaurants Index is a comprehensive restaurant industry index that includes casual dining, fast casual and quick-service constituents.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

ITEM 6.  [RESERVED]

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2022 consisted of 53 weeks, while fiscal year 2021 consisted of 52 weeks. Fiscal year 2023 will consist of 52 weeks. The following MD&A includes a discussion comparing our results in fiscal 2022 to fiscal 2021. For a discussion comparing our results from fiscal 2021 to fiscal 2020, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 28, 2021, filed with the SEC on February 22, 2022.

COVID-19 Pandemic , Geopolitical and Other Macroeconomic Impacts to our Operating Environment

We have experienced significant disruptions to our business as federal, state and local restrictions have fluctuated over time to mitigate the spread of the COVID-19 virus. While most of our restaurants operated with no restrictions on indoor dining during fiscal years 2021 and 2022, our revenues were negatively impacted during periods of accelerating case counts during which we incurred increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. We have incurred and may continue to incur additional costs to address government regulations and the safety of our staff members and customers.

In addition, we experienced labor shortfalls relative to our sales levels in certain parts of our workforce and/or geographies as we reopened our dining rooms after the lifting of mandatory social-distancing regulations related to the COVID-19 pandemic. During fiscal 2021, we also began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest. The aggregate impact of these and other geopolitical and macroeconomic factors contributed to significantly increased commodity and wage inflation and other increased costs. We have also encountered delays in opening new restaurants due to supply chain challenges, as well as to longer lead times in obtaining licenses and permits and in the timeline required to complete the overall leasing process with landlords.

The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending share repurchases, not declaring future dividends, increasing borrowings under our credit facility or modifying our operating strategies. Any of these measures may have an adverse impact on our business and materially adversely affect our financial performance.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 318 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (210 locations), North Italia® (33 locations), Flower Child® (30 locations) and a collection of other FRC brands (35 locations). Internationally, 30 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Investing in new Company-owned restaurant development is our top long-term capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets. We plan to continue expanding The Cheesecake Factory and North Italia concepts, and in addition, our FRC subsidiary serves as an incubation engine, creating additional concepts for potential future growth. For The Cheesecake Factory concept, we target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level, calculated by dividing restaurant-level profit (earnings before interest, taxes, depreciation and amortization and preopening costs) by our cash investment. We target an average cash-on-cash return on investment of approximately 35% for the North Italia concept and 25% to 30% for the FRC concepts. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurant development that meets our return on investment criteria is expected to support achieving mid-teens Company-level return on invested capital.

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

Average check variations are driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances supporting both our margin objectives and customer traffic levels. In prior years, we have targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. Due to the inflationary cost pressures we are experiencing, we implemented menu price increases above our historical levels in the first and third quarters of fiscal 2022 and also implemented an incremental price increase in the fourth quarter of fiscal 2022 to support our longer-term restaurant-level margin objectives. Future near-term pricing actions are likely to be at levels above historical norms to keep pace with any significant cost increases. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

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

We plan to employ a balanced capital allocation strategy, comprised of: investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our Revolver Facility and returning capital to shareholders through our dividend and share repurchase programs, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Future decisions to pay or to increase or decrease dividends or to repurchase shares are at the discretion of the Board and will be dependent on a number of factors, including limitations pursuant to the terms and conditions of the Loan Agreement and applicable law.

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

	2022	2021
Revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs	24.6	22.3
Labor expenses	36.7	36.6
Other operating costs and expenses	26.7	27.0
General and administrative expenses	6.2	6.4
Depreciation and amortization expenses	2.8	3.1
Impairment of assets and lease termination expenses	1.0	0.6
Acquisition-related contingent consideration, compensation and amortization expense	0.4	0.7
Preopening costs	0.4	0.5
Total costs and expenses	98.8	97.2

Income/(loss) from operations	1.2	2.8
Interest and other expense, net	(0.2)	(0.4)
Income/(loss) before income taxes	1.0	2.4
Income tax benefit	(0.3)	(0.1)
Net income/(loss)	1.3	2.5
Dividends on Series A preferred stock	—	(0.6)
Undistributed earnings allocated to Series A preferred stock	—	(0.2)
Net income/(loss) available to common stockholders	1.3%	1.7%

Fiscal 2022 Compared to Fiscal 2021

Revenues

Revenues increased 12.8% to $3,303.2 million for fiscal 2022, including approximately $78.4 million contributed by the 53rd week, compared to $2,927.5 million for fiscal 2021, primarily due to an increase in comparable restaurant sales, reflecting the impact of the COVID-19 pandemic in fiscal 2021, as well as additional revenue related to new restaurant openings.

The Cheesecake Factory comparable sales increased by 7.0%, or $162.5 million, from fiscal 2021 and increased 10.6% from fiscal 2019. The increase from fiscal 2021 was primarily driven by increased customer traffic of 6.8% primarily due to the impact of the COVID-19 pandemic in the prior year, and an increase in average check of 0.2% (based on an increase of 5.9% in menu pricing, partially offset by a 5.7% negative change in mix). Sales through the off-premise channel comprised approximately 25% of our restaurant sales during fiscal 2022 as compared to 32% in fiscal 2021. However, off-premise sales mix remains elevated versus the pre-pandemic level of 16% during fiscal 2019, even as customers continue to return to on-premise dining. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most of these orders are for more than one customer. In turn, the lower mix of sales in the off-premise channel during fiscal 2022 compared to fiscal 2021 comprised approximately 2% of the negative change in mix with a positive correlative impact to traffic. We implemented effective menu price increases of approximately 3.25%, 4.25% and 2.8% in the first, third and fourth quarters of fiscal 2022, respectively. The Cheesecake Factory average sales per restaurant operating week increased 7.3% to $228,741 in fiscal 2022 from $213,165 in fiscal 2021. Total operating weeks at The Cheesecake Factory restaurants increased 2.7% to 11,052 in fiscal 2022 compared to 10,758 in the comparable prior year period. Excluding the impact of the 53rd week in fiscal 2022, total operating weeks increased 0.8% to 10,841.

North Italia comparable sales increased approximately 15% from fiscal 2021 and increased approximately 22% compared to fiscal 2019. The increase from fiscal 2021 was primarily driven by increased customer traffic of 11% primarily due to the impact of the COVID-19 pandemic in the prior year, and an increase in average check of 4.0% (based on an increase of 5.5% in menu pricing, partially offset by a 1.5% negative impact from mix). North Italia average sales per restaurant operating week increased 12.1% to $142,532 in fiscal 2022 from $127,146 in fiscal 2021. Total operating weeks at North Italia increased 18.6% to 1,604 in fiscal 2022 compared to 1,352 in the prior year. Excluding the impact of the 53rd week in fiscal 2022, total operating weeks increased 16.2% to 1,571.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. At January 3, 2023, there were four The Cheesecake Factory restaurants and eight North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party bakery customers. As a percentage of revenues, food and beverage costs were 24.6% for fiscal 2022 compared to 22.3% for fiscal 2021, primarily due to inflation across most categories in excess of menu price increases (1.9%). Beginning in the fourth quarter of fiscal 2022, we retitled this income statement line item from “Cost of Sales” to “Food and Beverage Costs.” This is a title change only, and there is no difference in the classification of items within this category of costs.

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

For new restaurants, food and beverage costs are typically higher for a period of time after opening until our management team becomes more accustomed to predicting, managing and servicing the sales volumes at these restaurants.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 36.7% and 36.6% in fiscal 2022 and fiscal 2021, respectively. This increase was primarily due to wage rate inflation in excess of menu price increases (0.8%), offset by a decrease in group medical insurance costs due to lower claim activity (0.8%) in fiscal 2022.

For new restaurants, labor expenses are typically higher for a period of time after opening while our management team becomes more accustomed to predicting and managing the sales volumes at the new restaurants.

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, and incentive compensation, as well as bakery production overhead. As a percentage of revenues, other operating costs and expenses were 26.7% and 27.0% in fiscal 2022 and fiscal 2021, respectively. This variance was primarily driven by sales leverage within occupancy and building costs (0.2%) and increased restaurant-level incentive compensation expense (0.2%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.2% and 6.4% for fiscal 2022 and fiscal 2021, respectively. This variance was primarily driven by lower corporate incentive compensation expense (0.2%).

Depreciation and Amortization Expenses

As a percentage of revenues, depreciation and amortization expenses were 2.8% in fiscal 2022 compared to 3.1% in fiscal 2021 primarily due to sales leverage.

Impairment of Assets and Lease Termination Expenses

During fiscal 2022, we recorded impairment of assets and lease terminations expense of $31.4 million primarily related to the impairment of long-lived assets for three The Cheesecake Factory, one Other FRC and three Other restaurants that are primarily located in areas which have not fully recovered from the pandemic.

During fiscal 2021, we recorded impairment of assets and lease terminations expense of $18.1 million primarily related to the impairment of long-lived assets for three The Cheesecake Factory and two Other restaurants.

See Notes 1 and 6 of Notes to Consolidated Financial Statements in Part 1V, Item 15 of this report for further discussion of our long-lived and intangible assets.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expense/(Benefit)

We recorded a $13.4 million and $19.5 million of expense during fiscal 2022 and 2021, respectively, of acquisition-related contingent consideration, compensation and amortization. In fiscal 2022, the fair value of the contingent consideration and compensation liability increased by $4.7 million due to a $8.3 million increase in the fair value primarily stemming from a change in the volatility factors, as well as an increase in fiscal 2022 revenues and estimated future revenues utilized in the calculation and amortization, partially offset by a payment of $7.2 million per the FRC acquisition agreement. In fiscal 2021, we recorded a $15.3 million increase in the contingent consideration and compensation liability due to the impact of an amendment to the FRC acquisition agreement that, among other things, extended the measurement period through fiscal 2026, as well as to an increase in fiscal 2021 revenues and estimated future revenues utilized in the fair value calculation.

Preopening Costs

Preopening costs were $16.8 million for fiscal 2022 compared to $13.7 million for fiscal 2021. We opened 13 restaurants in fiscal 2022 comprised of three The Cheesecake Factory, four North Italia, three Other FRC and three Other locations compared to 14 restaurants in fiscal 2021 comprised of two The Cheesecake Factory, six North Italia, four Other FRC and two Other locations. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant. The increase in preopening cost from fiscal 2021 primarily relates to a higher number of managers in reserve for pending openings, partially offset by decreased number of openings.

Interest and Other Expense, Net

Interest and other expense, net was $6.0 million in fiscal 2022 compared to $10.7 million in fiscal 2021. This decrease was primarily due to higher interest expense in the prior year ($3.5 million), mainly related to our interest rate swap, which was terminated in June 2021.

Income Tax Benefit

In fiscal 2022, we had an income tax benefit of $10.2 million, an effective tax rate of (31.1%), compared to an income tax benefit of $0.8 million, an effective tax rate of (1.1%), in fiscal 2021. The change was due primarily to a higher proportion of employment credits in relation to income before income taxes (48.7%) and our reserve for uncertain tax positions in fiscal 2021 (12.6%). These favorable factors were partially offset by a higher proportion of non-deductible losses as compared to non-taxable gains in fiscal 2021 on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan (“Non-Qualified Plans”) in relation to income before income taxes (12.6%), the benefit to our net operating loss carryback recorded in fiscal 2021 of our decision to accelerate payment of certain FICA taxes deferred pursuant to the CARES Act (6.3%), a tax shortfall in fiscal 2022 related to equity compensation (5.5%) and a higher proportion of state taxes expense in relation to income before income taxes (4.7%). (See Note 18 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)

Non-GAAP Measures

Adjusted net income and adjusted diluted net income per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly-titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net income and diluted net income per common share the impact of items we do not consider indicative of our ongoing operations. To reflect the potential impact of the conversion of our Series A preferred stock into common stock for the period that it was outstanding prior to the conversion on June 15, 2021, we exclude the preferred dividend and assume all convertible preferred shares have been converted into common stock. (See Note 15 of Notes to Condensed Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our preferred stock.) We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income and diluted net income per common share to the corresponding adjusted measures (in thousands, except per share data):

	2022	2021

Net income available to common stockholders	$43,123	$49,131
Dividends on Series A preferred stock	—	18,661
Net income attributed to Series A preferred stock	—	4,581
COVID-19 related costs (1)	—	4,917
Impairment of assets and lease termination expenses	31,387	18,139
Acquisition-related contingent consideration, compensation and amortization expenses	13,368	19,510
Termination of interest rate swap	—	2,354
Uncertain tax positions	—	7,139
Tax effect of adjustments (2)	(11,637)	(11,679)
Adjusted net income	$76,241	$112,753

Diluted net income per common share	$0.86	$1.01
Dividends on Series A preferred stock	—	0.35
Net income attributable to Series A preferred stock	—	0.09
Assumed impact of potential conversion of Series A preferred stock into common stock (3)	—	(0.08)
COVID-19 related costs (1)	—	0.09
Impairment of assets and lease termination expenses	0.62	0.34
Acquisition-related contingent consideration, compensation and amortization expenses	0.27	0.37
Termination of interest rate swap	—	0.04
Uncertain tax positions	—	0.13
Tax effect of adjustments (2)	(0.23)	(0.22)
Adjusted net income per share (4)	$1.51	$2.13
(1)	Represents incremental costs associated with the COVID-19 pandemic such as additional sanitation, personal protective equipment, sick and vaccination pay, and healthcare benefits. During fiscal 2021, we recorded $4.9 million for these costs with approximately $4.6 million reflected in labor expenses and $0.3 million in other operating expenses.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Represents the impact of assuming the conversion of Series A preferred stock into common stock (0 and 4,431,140 shares for fiscal 2022 and fiscal 2021, respectively), resulting in an assumption of 50,414,160 and 51,959,879 weighted-average common shares outstanding for fiscal 2022 and fiscal 2021, respectively.
(4)	Adjusted net income per share may not add due to rounding.

Fiscal 2023 Outlook

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

Based on recent trends and assuming no material operating or consumer disruptions, we anticipate total revenue for fiscal 2023 to be approximately $3.5 billion to $3.6 billion, with The Cheesecake Factory average sales per location reaching approximately $13 million. Including the 3.5% February 2023 price increase, we will have 10.5% pricing in The Cheesecake Factory menu, and we will evaluate the level of pricing for the summer menu based on inflationary trends.

During fiscal 2023, we currently estimate total inflation across our commodities, total labor (factoring in the latest trends in wage rates and channel mix, as well as in other components such as payroll taxes and benefits) and other operating costs and expenses to be in the mid-single digit range. However, there remains measurable risk associated with cost fluctuations driven by the current environment. We estimate preopening costs of approximately $24 million. Based on these factors, we expect fiscal 2023 net income margin of approximately 4% at the mid-point of the estimated revenue range.

We plan to open as many as 20 to 22 new restaurants in fiscal 2023, including five to six The Cheesecake Factory restaurants, five to six North Italia restaurants and 10 restaurants within our FRC business, which includes three to four Flower Child locations. We anticipate approximately $165 to $175 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. Restaurant opening dates may be impacted by supply chain challenges and permit approval delays.

Total revenue for the first quarter of fiscal 2023 are expected to be approximately $850 million to $880 million. We anticipate commodity inflation of approximately 10% to 12% and expect labor inflation of approximately 6%. Based on these factors, we expect first quarter fiscal 2023 net income margin of approximately 3% to 3.5%.

Liquidity and Capital Resources

Our corporate financial objectives are to maintain a sufficiently strong and conservative balance sheet to support our operating initiatives and unit growth while maintaining financial flexibility to provide the financial resources necessary to protect and enhance the competitiveness of our restaurant and bakery brands and to provide a prudent level of financial capacity to manage the risks and uncertainties of conducting our business operations under various economic and industry cycles. Typically, cash flows generated from operating activities are our principal source of liquidity, which we use to finance our restaurant expansion plans, ongoing maintenance of our restaurants and bakery facilities and investment in our corporate and information technology infrastructures. However, given the impact of the COVID-19 pandemic on our operations, during fiscal 2020 we increased borrowings under our then-existing credit facility and issued convertible preferred stock to increase our liquidity. During fiscal 2021, we used net proceeds from issuing convertible senior notes and additional common stock to fund the repurchase of the majority of our Series A preferred stock and the conversion of the remaining Series A preferred stock into common stock, simplifying our capital structure and eliminating future convertible preferred stock dividends. We also utilized a portion of the net proceeds to reduce borrowings under our then-existing credit facility.

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

During fiscal 2022, our cash and cash equivalents decreased by $74.9 million to $114.8 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2022	2021

Cash provided by operating activities	$161.9	$213.0
Additions to property and equipment	(112.5)	(66.9)
Acquisition-related deferred consideration and compensation	(18.3)	(17.0)
Convertible debt issuance, net of issuance cost	—	334.9
Common stock issuance, net of issuance cost	—	167.1
Borrowings on credit facility	130.0	—
Repayments on credit facility	(130.0)	(150.0)
Series A preferred stock cash-settled conversion	—	(443.8)
Series A preferred stock dividends paid	—	(18.7)
Proceeds from exercises of stock options	0.1	24.8
Common stock dividends paid	(42.3)	(0.3)
Treasury stock purchases	(63.1)	(5.8)

Cash Provided by Operating Activities

Cash flows from operations decreased by $51.1 million from fiscal 2021 primarily due to lower net income, the timing of payroll disbursements in relation to the fiscal 2022 versus 2021 year-end dates, higher gift card redemptions and lower accrued incentive compensation. These factors were partially offset by collection of our fiscal 2020 net operating loss carryback refund in fiscal 2022, the payback in fiscal 2021 of payroll taxes that were deferred in fiscal 2020 under the CARES Act and higher non-cash impairment expense in fiscal 2022. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development as of each fiscal year-end, were $55.1 million and $31.7 million for fiscal 2022 and 2021, respectively. Capital expenditures also included $51.8 million and $30.1 million for our existing restaurants and $5.6 million and $5.1 million for bakery and corporate capacity and infrastructure investments in fiscal 2022 and 2021, respectively.

We opened 13 restaurants in fiscal 2022 comprised of three The Cheesecake Factory, four North Italia, three Other FRC and three Other locations compared to 14 restaurants in fiscal 2021 comprised of two The Cheesecake Factory, six North Italia, four Other FRC and two Other locations. We expect to open as many as 20 to 22 new restaurants in fiscal 2023 across our portfolio of concepts. We anticipate approximately $165 to $175 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

Acquisition-Related Deferred Consideration and Compensation

During fiscal 2022 and 2021, we made payments of $11.1 million and $17.0 million, respectively, for deferred consideration related to the FRC acquisition. During fiscal 2022, we also made a payment of $7.2 million for deferred consideration and contingent consideration related to the FRC acquisition.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. At January 3, 2023, the conversion rate for the Notes was 13.0675 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $76.53 per share of common stock. In connection with the cash dividend that was declared by our Board on February 16, 2023, on March 21, 2023 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Notes.)

Common Stock Issuance

On June 15, 2021, we issued 3.125 million shares of our common stock for $175.0 million. In connection with the issuance, we incurred direct and incremental costs of $8.0 million.

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. During fiscal 2021, we utilized a portion of the net proceeds from our Notes and common share offerings to reduce the balance on our then-existing credit facility by $150.0 million. On October 6, 2022, we repaid the outstanding balance under the prior credit facility and borrowed the same amount on the Revolver Facility. As of January 3, 2023, we had net availability for borrowings of $238.5 million, based on a $130.0 million outstanding debt balance and $31.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to financial covenants, as well as to customary events of default that, if triggered, could result in acceleration of the maturity of the Revolver Facility. Subject to certain exceptions, the Revolver Facility also limits distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. At January 3, 2023, we were in compliance with all covenants in effect at that date. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

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

Common Stock Dividends

Common stock dividends of $42.3 million and $0.3 million were paid in fiscal 2022 and 2021, respectively. The increase is primarily due to the resumption of our quarterly dividend in the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Loan Agreement. As further discussed in Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report, in February 2023, our Board declared a quarterly dividend to be paid in March 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

On October 26, 2022, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 61.0 million shares. Under this authorization, we have cumulatively repurchased 55.1 million shares at a total cost of $1,765.6 million through January 3, 2023. We repurchased 2.0 million shares at a cost of $63.1 million during fiscal 2022 compared to 0.1 million shares at a cost of $5.8 million fiscal 2021. This increase is primarily due to the resumption of our share repurchase program in the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Loan Agreement.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our undiscounted contractual obligations and commercial commitments as of January 3, 2023 (amounts in millions):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1‑3 Years	4‑5 Years	5 Years
Contractual obligations
Recorded contractual obligations:
Operating leases liabilities (1)	$2,021.0	$142.8	$267.2	$271.4	$1,339.6
Long-term debt	468.0	—	—	468.0	—
Acquisition-related deferred consideration	11.3	11.3	—	—	—
Uncertain tax positions (2)	3.8	—	3.8	—	—
Unrecorded contractual obligations:
Purchase obligations (3)	129.9	112.1	16.4	1.0	0.4
Real estate obligations (4)	252.4	75.9	28.8	14.3	133.4
Total	$2,886.4	$342.1	$316.2	$754.7	$1,473.4

Other commercial commitments
Standby letters of credit	$31.5	$31.5	$—	$—	$—
(1)	Includes $845.1 million related to options to extend lease terms that are reasonably certain of being exercised. (See Note 11 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of leases.)
(2)	Represents liability for uncertain tax positions. (See Note 18 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)
(3)	Includes obligations for inventory purchases, equipment purchases, information technology and other miscellaneous commitments. Amounts exclude agreements that are cancelable without significant penalty.
(4)	Real estate obligations include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced. Amounts exclude agreements that are cancelable without significant penalty.

The FRC acquisition agreement also included a contingent consideration provision which is payable annually from 2022 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child) during the five years after Closing. The liability for this contingent consideration provision was $28.6 million at January 3, 2023. See Note 2 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of the fair value measurement for this liability. We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after Closing.

Cash Flow Outlook

We believe that our cash and cash equivalents, combined with expected cash flows provided by operations and available borrowings under the Revolver Facility, will provide us with adequate liquidity for the next 12 months and the foreseeable future.

As of January 3, 2023, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

Contingent Consideration and Compensation Liability

The Acquisition agreement included a contingent consideration provision, a portion of which was considered part of the acquisition consideration and the remainder of which was considered future compensation expense. This contingent consideration and compensation is payable annually from 2022 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child. The fair value of the contingent consideration and compensation liability is determined utilizing a Monte Carlo model based on estimated future revenues, margins, volatility factors and discount rates, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model was $0 to $276.0 million at January 3, 2023 and $0 to $204.0 million at December 28, 2021. During fiscal 2022, the fair value of the contingent consideration and compensation liability increased by $4.7 million to $28.6 million due to an $8.3 million increase in the fair value primarily stemming from a change in the volatility factors, as well as an increase in fiscal 2022 revenues and estimated future revenues utilized in the calculation and amortization, partially offset by a payment of $7.2 million per the FRC acquisition agreement. The fair value of the contingent consideration and compensation liability is highly subjective, and results could change materially if different estimates and assumptions were used.

Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized and are tested for impairment annually as of the first day of our fiscal fourth quarter or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include, but are not limited to, historical financial performance, assumptions related to the COVID-19 pandemic, wage, product and services inflation, competitive environment, macroeconomic and industry conditions, results of prior impairment tests and share price performance. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.

The quantitative assessments require the use of estimates and assumptions regarding future cash flows and asset fair values. For the goodwill impairment test, the estimated fair value of the reporting units is determined using a blend of the income approach using a discounted cash flow analysis and the market capitalization approach. The fair value of the trade names and trademarks is estimated using the relief from royalty method. Key assumptions include projected revenue growth and operating expenses, discount rates, royalty rates and other factors that could affect fair value or otherwise indicate potential impairment. Estimates of revenue growth and operating expenses are based on internal projections and consider historical performance and forecasted growth, including assumptions related to the COVID-19 pandemic, the cost environment and macroeconomic and industry conditions. The discount rate is based on the estimated cost of capital that reflects the risk profile of the related business. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches, are subjective, and our ability to realize future cash flows and asset fair values is affected by factors such as changes in economic conditions and operating performance. These fair value assessments could change materially if different estimates and assumptions were used.

We did not record any impairment charges related to indefinite-lived intangible assets in fiscal 2022 or 2021. We recorded impairment charges related to indefinite-lived intangible assets of $180.8 million in fiscal 2020. (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of these impairments.)

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

In fiscal 2022, we recorded $31.4 million of expense primarily related to the impairment of three The Cheesecake Factory, one Other FRC and three Other restaurants. In fiscal 2021, we recorded $16.3 million of expense primarily related to the impairment of long-lived assets for three The Cheesecake Factory and two Other restaurants. In fiscal 2020, we recorded $36.2 million of expense primarily related to the impairment of one The Cheesecake Factory, one North Italia, two Other FRC and six Other restaurants, as well as lease termination costs and accelerated depreciation for one The Cheesecake Factory and seven Other restaurants. (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion related to long-lived asset impairment.)

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

The cost of products and services used in our operations is subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as the COVID-19 pandemic, geopolitical events, economic conditions or other unforeseen circumstances. Climate change may further exacerbate a number of these factors. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest. The aggregate impact of these and other factors contributed to significant cost inflation.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2023, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2022, we had no hedging contracts in place.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For fiscal 2022 and 2021, a hypothetical increase of 1% in food costs would have negatively impacted food and beverage costs by $8.1 million and $6.5 million, respectively. (See Item 1A —

Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Loan Agreement that is indexed to market rates. Based on outstanding borrowings at January 3, 2023 and December 28, 2021, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million on an annual basis. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Non-Qualified Plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at January 3, 2023 and December 28, 2021, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $2.0 million and $2.3 million at January 3, 2023 and December 28, 2021, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 3, 2023.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 3, 2023 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 3,2023.

The effectiveness of our internal control over financial reporting as of January 3, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended January 3, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

ITEM 9C.  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

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

Information with respect to our executive officers is included in Part I, Item 1 of this report. Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “The Board and Corporate Governance,” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for the annual meeting of stockholders to be held on June 1, 2023 (the “Proxy Statement”).

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

3.  Exhibits:

The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 87.

ITEM 16.  FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Cheesecake Factory Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cheesecake Factory Incorporated and subsidiaries (the Company) as of January 3, 2023 and December 28, 2021, the related consolidated statements of income/(loss), comprehensive income/(loss), stockholders’ equity and series A convertible preferred stock, and cash flows for each of the years in the three-year period ended January 3, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 3, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 3, 2023 and December 28, 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended January 3, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of long-lived assets for impairment

As discussed in Notes 1, 6 and 11 to the consolidated financial statements, the Company assesses the potential impairment of long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the asset or asset group may not be recoverable. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company’s property and equipment, net, and operating lease asset balances as of January 3, 2023 were $746.1 million and $1,269.0 million, respectively. Based upon the analyses performed, the Company recognized pre-tax impairment charges for long-lived assets of $31.4 million in fiscal 2022.

We identified the evaluation of long-lived assets for impairment as a critical audit matter. The evaluation of the assumptions used in the undiscounted cash flow analysis and determination of fair value of certain long-lived assets resulted in the application of challenging auditor judgment. These assumptions include revenue growth and the operating margin.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment assessment process. This included controls related to the determination of the undiscounted cash flow and fair value of the restaurant asset groups, and the related revenue growth and operating margin assumptions. For certain restauant asset groups, we performed sensitivity analyses over the revenue growth and operating margin assumptions to assess the impact of changes in those assumptions on the Company’s determination of the undiscounted cash flow and fair value of these restaurant asset groups. We compared the Company’s prior year revenue growth and operating margin assumptions to current year actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s revenue growth and operating margin assumptions for certain restaurant asset groups by comparing the assumptions to the restaurant asset groups’ historical and peer group performance.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.
Los Angeles, California
February 27, 2023

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 3,	December 28,
	2023	2021
ASSETS
Current assets:
Cash and cash equivalents	$114,777	$189,627
Accounts and other receivables	105,511	100,504
Income taxes receivable	21,522	36,173
Inventories	55,559	42,839
Prepaid expenses	48,399	36,446
Total current assets	345,768	405,589

Property and equipment, net	746,051	741,746

Other assets:
Intangible assets, net	251,524	251,701
Operating lease assets	1,268,986	1,241,237
Other	162,891	157,852
Total other assets	1,683,401	1,650,790

Total assets	$2,775,220	$2,798,125

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,638	$54,086
Gift card liabilities	219,808	211,182
Operating lease liabilities	139,099	131,818
Other accrued expenses	231,133	239,187
Total current liabilities	656,678	636,273

Long-term debt	468,032	466,017
Operating lease liabilities	1,233,497	1,218,269
Other noncurrent liabilities	125,010	147,400
Commitments and contingencies (Note 14)
Series A convertible preferred stock, $.01 par value, 200,000 shares authorized; none issued	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, other than Series A convertible preferred stock, 4,800,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 106,323,117 and 105,365,678 shares issued at January 3, 2023 and December 28, 2021, respectively	1,063	1,054
Additional paid-in capital	887,485	862,758
Retained earnings	1,170,078	1,169,150
Treasury stock, 55,149,520 and 53,139,172 shares at cost at January 3, 2023 and December 28, 2021, respectively	(1,765,641)	(1,702,509)
Accumulated other comprehensive loss	(982)	(287)
Total stockholders’ equity	292,003	330,166

Total liabilities, Series A convertible preferred stock and stockholders’ equity	$2,775,220	$2,798,125

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(In thousands, except per share data)

	Fiscal Year
	2022	2021	2020

Revenues	$3,303,156	$2,927,540	$1,983,225
Costs and expenses:
Food and beverage costs	810,926	653,133	458,332
Labor expenses	1,211,951	1,072,628	778,586
Other operating costs and expenses	881,627	792,311	616,069
General and administrative expenses	205,753	186,136	157,644
Depreciation and amortization expenses	92,380	89,654	91,415
Impairment of assets and lease termination expenses	31,387	18,139	219,333
Acquisition-related costs	—	—	2,699
Acquisition-related contingent consideration, compensation and amortization expenses/(benefit)	13,368	19,510	(3,872)
Preopening costs	16,829	13,711	10,456
Total costs and expenses	3,264,221	2,845,222	2,330,662
Income/(loss) from operations	38,935	82,318	(347,437)
Interest and other expense, net	(6,043)	(10,698)	(8,599)
Income/(loss) before income taxes	32,892	71,620	(356,036)
Income tax benefit	(10,231)	(753)	(102,671)
Net income/(loss)	43,123	72,373	(253,365)
Dividends on Series A preferred stock	—	(18,661)	(13,485)
Direct and incremental Series A preferred stock issuance costs	—	—	(10,257)
Undistributed earnings allocated to Series A preferred stock	—	(4,581)	—
Net income/(loss) available to common stockholders	$43,123	$49,131	$(277,107)

Net income/(loss) per common share:
Basic	$0.87	$1.03	$(6.32)
Diluted (Note 1)	$0.86	$1.01	$(6.32)

Weighted-average common shares outstanding:
Basic	49,815	47,529	43,869
Diluted	50,414	48,510	43,869

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

	Fiscal Year
	2022	2021	2020

Net income/(loss)	$43,123	$72,373	$(253,365)
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	(695)	34	114
Unrealized gain/(loss) on derivative, net of tax	—	3,464	(3,464)
Other comprehensive (loss)/gain	(695)	3,498	(3,350)
Total comprehensive income/(loss)	42,428	75,871	(256,715)
Comprehensive income attributable to Series A preferred stockholders	—	(23,540)	(23,742)
Total comprehensive income/(loss) available to common stockholders	$42,428	$52,331	$(280,457)

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND SERIES A CONVERTIBLE PREFERRED STOCK

(In thousands)

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2019	—	$—	97,685	$977	$855,989	$1,408,333	$(1,693,122)	$(435)	$571,742
Net loss	—	—	—	—	—	(253,365)	—	—	(253,365)
Foreign currency translation adjustment	—	—	—	—	—	—	—	114	114
Change in derivative, net of tax	—	—	—	—	—	—	—	(3,464)	(3,464)
Cash dividends declared common stock,net of forfeitures, $0.36 per share	—	—	—	—	—	(16,376)	—	—	(16,376)
Stock-based compensation	—	—	637	7	21,550	—	—	—	21,557
Common stock issued under stock-based compensation plans	—	—	323	2	609	—	—	—	611
Treasury stock purchases	—	—	—	—	—	—	(3,621)	—	(3,621)
Series A preferred stock issuance	200	189,743	—	—	—	—	—	—	—
Series A preferred stock direct costs	—	10,257	—	—	—	(10,257)	—	—	(10,257)
Paid-in-kind Series A preferred stock dividend, including beneficial conversion feature	—	18,248	—	—	—	(18,248)	—	—	(18,248)
Balance, December 29, 2020	—	218,248	98,645	986	878,148	1,110,087	(1,696,743)	(3,785)	288,693
Cumulative effect of adopting ASU 2020-06	—	(4,763)	—	—	—	4,763	—	—	4,763
Balance, December 29, 2020, as adjusted	200	213,485	98,645	986	878,148	1,114,850	(1,696,743)	(3,785)	293,456
Net income	—	—	—	—	—	72,373	—	—	72,373
Foreign currency translation adjustment	—	—	—	—	—	—	—	34	34
Change in derivative, net of tax	—	—	—	—	—	—	—	3,464	3,464
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	588	—	—	588
Stock-based compensation	—	—	759	8	24,778	—	—	—	24,786
Common stock issued under stock-based compensation plans	—	—	436	5	23,177	—	—	—	23,182
Common stock issuance	—	—	3,125	31	167,019	—	—	—	167,050
Treasury stock purchases	—	—	—	—	—	—	(5,766)	—	(5,766)
Series A preferred stock cash-settled conversion	(150)	(160,114)	—	—	(283,637)	—	—	—	(283,637)
Series A preferred stock conversion to common stock	(50)	(53,371)	2,401	24	53,273	—	—	—	53,297
Deemed dividends on Series A preferred stock	—	—	—	—	—	(13,591)	—	—	(13,591)
Cash dividends declared Series A preferred stock, $25.35 per share	—	—	—	—	—	(5,070)	—	—	(5,070)
Balance, December 28, 2021	—	—	105,366	1,054	862,758	1,169,150	(1,702,509)	(287)	330,166
Net income	—	—	—	—	—	43,123	—	—	43,123
Foreign currency translation adjustment	—	—	—	—	—	—	—	(695)	(695)
Cash dividends declared common stock, net of forfeitures, $0.81 per share	—	—	—	—	—	(42,195)	—	—	(42,195)
Stock-based compensation	—	—	788	8	24,644	—	—	—	24,652
Common stock issued under stock-based compensation plans	—	—	169	1	83	—	—	—	84
Treasury stock purchases	—	—	—	—	—	—	(63,132)	—	(63,132)
Balance, January 3, 2023	—	$—	106,323	$1,063	$887,485	$1,170,078	$(1,765,641)	$(982)	$292,003

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2022	2021	2020
Cash flows from operating activities:
Net income/(loss)	$43,123	$72,373	$(253,365)

Adjustments to reconcile net income/(loss) to cash provided by operating activities:
Depreciation and amortization expenses	92,380	89,654	91,415
Impairment of assets and lease termination expenses	31,327	17,937	208,066
Deferred income taxes	(18,646)	(20,849)	(67,228)
Stock-based compensation	24,426	22,988	21,350
Changes in assets and liabilities:
Accounts and other receivables	(12,266)	(24,816)	15,148
Income taxes receivable/payable	14,651	715	(32,263)
Inventories	(12,725)	(3,478)	7,921
Prepaid expenses	(11,960)	(1,137)	8,563
Operating lease assets/liabilities	(18,404)	(4,106)	22,958
Other assets	13,739	(9,227)	(6,019)
Accounts payable	17,586	(3,678)	(2,005)
Gift card liabilities	8,634	26,527	(3,324)
Other accrued expenses	(9,939)	50,103	(8,309)
Cash provided by operating activities	161,926	213,006	2,908

Cash flows from investing activities:
Additions to property and equipment	(112,464)	(66,943)	(50,329)
Additions to intangible assets	(680)	(606)	(585)
Other	329	(1,061)	—
Cash used in investing activities	(112,815)	(68,610)	(50,914)

Cash flows from financing activities:
Acquisition-related deferred consideration and compensation	(18,316)	(17,000)	(17,250)
Borrowings on credit facility	130,000	—	90,000
Repayments on credit facility	(130,000)	(150,000)	(100,000)
Convertible debt issuance	—	345,000	—
Convertible debt direct and incremental costs	—	(10,074)	—
Series A preferred stock issuance	—	—	200,000
Series A preferred stock direct and incremental costs	—	—	(10,257)
Series A preferred stock cash-settled conversion	—	(443,751)	—
Series A preferred stock conversion direct and incremental costs	—	(74)	—
Series A preferred stock dividend paid	—	(18,661)	—
Common stock issuance	—	175,000	—
Common stock issuance direct and incremental costs	—	(7,950)	—
Proceeds from exercise of stock options	84	24,786	611
Common stock dividends paid	(42,272)	(337)	(15,791)
Treasury stock purchases	(63,132)	(5,766)	(3,621)
Cash (used in)/provided by financing activities	(123,636)	(108,827)	143,692
Foreign currency translation adjustment	(325)	(27)	(17)
Net change in cash and cash equivalents	(74,850)	35,542	95,669
Cash and cash equivalents at beginning of period	189,627	154,085	58,416
Cash and cash equivalents at end of period	$114,777	$189,627	$154,085

Supplemental disclosures:
Interest paid	$7,233	$9,586	$13,045
Income taxes paid	$14,688	$13,031	$2,968
Construction payable	$9,346	$4,343	$5,007

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description of Business

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 318 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (210 locations), North Italia® (33 locations) and a collection within our Fox Restaurant Concepts (“FRC”) business. Internationally, 30 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2022 consisted of 53 weeks. Fiscal years 2021 and 2020 each consisted of 52 weeks. Fiscal year 2023 will consist of 52 weeks.

Beginning in the fourth quarter of fiscal 2022, we retitled the income statement line item “Cost of Sales” to “Food and Beverage Costs.” This is a title change only, and there is no difference in the classification of items within this category of costs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

COVID-19 Pandemic, Geopolitical and Other Macroeconomic Impacts to our Operating Environment

We have experienced significant disruptions to our business as federal, state and local restrictions have fluctuated over time to mitigate the spread of the COVID-19 virus. While most of our restaurants operated with no restrictions on indoor dining during fiscal years 2021 and 2022, our revenues were negatively impacted during periods of accelerating case counts during which we incurred increased restaurant staff absenteeism and a temporary shift in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. We have incurred and may continue to incur additional costs to address government regulations and the safety of our staff members and customers.

In addition, we experienced labor shortfalls relative to our sales levels in certain parts of our workforce and/or geographies as we reopened our dining rooms after the lifting of mandatory social-distancing regulations related to the COVID-19 pandemic. During fiscal 2021, we also began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest. The aggregate impact of these and other geopolitical and macroeconomic factors contributed to significantly increased commodity and wage inflation and other increased costs. We have also encountered delays in opening new restaurants due to supply chain challenges, as well as to longer lead times in obtaining licenses and permits and in the timeline required to complete the overall leasing process with landlords.

The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. If these factors significantly impact our cash flow in the future, we may again implement mitigation actions such as suspending share repurchases, not declaring future dividends, increasing borrowings under our credit facility or modifying our operating strategies. Any of these measures may have an adverse impact on our business and materially adversely affect our financial performance.

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $19.1 million and $17.5 million at January 3, 2023 and December 28, 2021, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in other accrued expenses on our consolidated balance sheet.

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

Property and Equipment

We record property and equipment at cost less accumulated depreciation. Improvements are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation and amortization are calculated using the straight-line method over the estimated useful life of the assets or the reasonably certain lease term, whichever is shorter. Leasehold improvements include the cost of our internal development and construction department. Depreciation and amortization periods are as follows:

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

In fiscal 2022, we recorded $31.4 million of expense primarily related to the impairment of long-lived assets for three The Cheesecake Factory, one Other FRC and three Other restaurants. In fiscal 2021, we recorded $16.3 million of expense primarily related to the impairment of long-lived assets for three The Cheesecake Factory and two Other restaurants. In fiscal 2020, we recorded $36.2 million of expense primarily related to the impairment of long-lived assets for one The Cheesecake Factory, one North Italia, two Other FRC and six Other restaurants, as well as lease termination costs and accelerated depreciation for one The Cheesecake Factory and seven Other restaurants. These amounts are recorded in impairment of assets and lease terminations on the consolidated statements of income/(loss).

Intangible Assets

The following table presents components of intangible assets, net (in thousands):

	Fiscal year ended
	January 3, 2023	December 28, 2021
Indefinite-lived intangible assets:
Goodwill	$1,451	$1,451
Trade names and trademarks	234,077	233,767
Transferable alcoholic beverage licenses	7,683	7,446
Total indefinite-lived intangible assets	243,211	242,664
Definite-lived intangible assets, net:
Licensing agreements	5,092	5,690
Non-transferable alcoholic beverage licenses	3,221	3,347
Total definite-lived intangible assets	8,313	9,037
Total intangible assets, net	$251,524	$251,701

Goodwill and other indefinite-lived intangible assets are not amortized and are tested for impairment annually as of the first day of our fiscal fourth quarter or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include, but are not limited to, historical financial performance, assumptions related to the COVID-19 pandemic, wage, product and services inflation, competitive environment, macroeconomic and industry conditions, results of prior impairment tests and share price performance. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessments require the use of estimates and assumptions regarding future cash flows and asset fair values. Key assumptions include projected revenue growth and operating expenses, discount rates, royalty rates, valuation multiples and other factors that could affect fair value or otherwise indicate potential impairment. Such assessments could change materially if different estimates and assumptions were used.

We performed our annual impairment assessment of indefinite-lived intangible assets as of the first day of the fourth quarters of fiscal 2022 and 2021 and concluded there was no impairment. During the first quarter of fiscal 2020, we determined it was necessary to perform an interim assessment of our goodwill, trade names and trademarks due to the decrease in our stock price coupled with the dining room closures related to the COVID-19 pandemic and significant decline to the equity value of our peers and overall U.S. stock market. Based on the results of this assessment, we recorded goodwill impairment expense related to the Other FRC, North Italia and Flower Child operating segments of $33.8 million, $27.7 million and $17.9 million, respectively. In addition, we recorded impairment expense of $101.0 million related to trade names and trademarks. We performed our annual assessment of indefinite-lived intangible assets as of the first day of our fiscal fourth quarter of fiscal year 2020 and concluded there was no further impairment of these assets, other than $0.4 million of expense related to transferable alcoholic beverage licenses.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows. If impaired, the asset or asset group is written down to fair value based on discounted future cash flows. We performed our annual impairment assessment of definite-lived intangible assets as of the first day of the fourth quarters of fiscal 2022 and 2021. We concluded there was no impairment for fiscal 2022 and recorded $1.3 million of impairment expense in fiscal 2021 related to licensing agreements. During the first quarter of fiscal 2020, we determined it was necessary to perform an interim assessment of our licensing agreements and we recorded impairment expense of $2.3 million related to licensing agreements. Amortization expenses related to our definite-lived intangible assets were $0.5 million, $0.7 million and $0.7 million for fiscal 2022, 2021 and 2020, respectively. Definite-lived intangible assets will be amortized over one to 53 years.

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

Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from bakery sales are recognized upon transfer of title and risk to customers. Royalty revenues are recognized in the period the related sales occur, utilizing the sale-based royalty exception available under current accounting guidance. Our consumer packaged goods minimum guarantees do not require distinct performance obligations. Therefore, related revenue is recognized on a straight-line basis over the life of the applicable agreements, ranging from five to seven years. As our development and site fee agreements do not contain distinct performance obligations, related revenue is recognized on a straight-line basis over the life of the applicable agreements, ranging from eight to 30 years. Deferred and recognized revenue for new minimum guarantees for consumer packaged goods and for new site and development agreements were immaterial in all periods presented.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income/(loss). We recognized $7.0 million, $6.8 million and $7.6 million of gift card breakage in fiscal years 2022, 2021 and 2020, respectively. Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

Certain of our promotional programs include multiple element arrangements that incorporate various performance obligations. We allocate revenue using the relative selling price of each performance obligation considering the likelihood of redemption and recognize revenue upon satisfaction of each performance obligation. During fiscal 2022, we deferred and recognized previously deferred revenue of $27.3 million and $23.6 million, respectively, related to promotional programs. During fiscal 2021, we deferred and recognized previously deferred revenue of $27.5 million and $15.2 million, respectively, related to promotional programs. During fiscal 2020, we deferred and recognized previously deferred revenue of $11.6 million and $11.2 million, respectively, related to promotional programs.

Leases

We currently lease all of our restaurant locations, generally with initial terms of 10 to 20 years plus two five-year renewal options. Our leases typically require contingent rent above the minimum base rent payments based on a percentage of revenues ranging from 2% to 10%, have escalating minimum rent requirements over the term of the lease and require payment for various expenses incidental to the use of the property. A majority of our leases provide for a reduced level of overall rent obligation if specified co-tenancy requirements are not satisfied. We expend cash for leasehold improvements and furniture, fixtures, and equipment to build out and equip our leased premises. We may also expend cash for structural additions that we make to leased premises. Generally, a portion of the leasehold improvements and building costs are reimbursed to us by our landlords as construction contributions. If obtained, landlord construction contributions usually take the form of up-front cash, full or partial credits against our future minimum or percentage rents, or a combination thereof. We do not meet any of the accounting criteria under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases, for being the owner of the asset under construction. Many of our leases provide early termination rights permitting us to terminate the lease prior to expiration in the event our revenues are below a stated level for a period of time, generally conditioned upon repayment of the unamortized landlord contributions.

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

Rent expense included in our operating lease assets is recognized on a straight-line basis. Contingent rent expense is recorded as incurred to the extent it exceeds minimum base rent per the lease agreement. Variable lease payments, which primarily consist of real estate taxes, common area maintenance charges, insurance cost and other operating expenses, are not included in the operating lease right-of-use asset or operating lease liability balances and are recognized as incurred. Rent expense is included in other operating costs and expenses in the consolidated statements of income/(loss).

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

Advertising Costs

We expense advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $21.0 million, $18.3 million and $16.0 million in fiscal 2022, 2021 and 2020, respectively.

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

Net Income/(Loss) per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At January 3, 2023, December 28, 2021 and December 29, 2020, 2.5 million shares, 2.1 million shares and 2.0 million shares, respectively, of restricted stock and restricted stock units issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates.

Diluted net income/(loss) per share is computed by dividing net income/(loss) available to common stockholders by the weighted-average number of common stock equivalents outstanding for the period. Common stock equivalents for our convertible senior notes due 2026 (“Notes”) are determined by application of the if-converted method, and common stock equivalents for outstanding stock options and restricted stock are determined by the application of the treasury stock method.

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

	Fiscal Year
	2022	2021	2020

	(In thousands, except per share data)

Basic net income/(loss) per common share:
Net income/(loss)	$43,123	$72,373	$(253,365)
Dividends on Series A preferred stock	—	(18,661)	(13,485)
Direct and incremental Series A preferred stock issuance costs	—	—	(10,257)
Undistributed earnings allocated to Series A preferred stock	—	(4,581)	—
Net income/(loss) available to common stockholders	43,123	49,131	(277,107)
Basic weighted-average shares outstanding	49,815	47,529	43,869
Basic net income/(loss) per common share	$0.87	$1.03	$(6.32)

Diluted net income/(loss) per common share:
Net income/(loss) available to common stockholders	43,123	49,131	(277,107)
Reallocation of undistributed earnings to Series A preferred stock	—	85	—
Net income/(loss) available to common stockholders for diluted EPS	43,123	49,216	(277,107)
Basic weighted-average shares outstanding	49,815	47,529	43,869
Dilutive effect of equity awards (1)	599	981	—
Diluted weighted-average shares outstanding	50,414	48,510	43,869
Diluted net income/(loss) per common share	$0.86	$1.01	$(6.32)
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 3.3 million, 1.9 million and 4.0 million for fiscal 2022, 2021 and 2020, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

Comprehensive Income/(Loss)

Comprehensive income/(loss) includes all changes in equity during a period except those resulting from investment by and distribution to owners. Our comprehensive income consists of net income/(loss), unrealized gains/(losses) on our interest rate swap and translation gains/(losses) related to our Canadian restaurant operations.

Foreign Currency

The Canadian dollar is the functional currency for our Canadian restaurant operations. Revenue and expense accounts are translated into U.S. dollars using the average exchange rates during the reporting period. Assets and liabilities are translated using the exchange rates in effect at the reporting period end date. Equity accounts are translated at historical rates, except for the change in retained earnings which is the result of the income statement translation process. Translation gains and losses are reported as a separate component in our consolidated statements of comprehensive income/(loss) and would only be realized upon the sale or upon complete or substantially complete liquidation of the business. Gains and losses from foreign currency transactions are recognized in our consolidated statements of income/(loss) in interest and other expense, net.

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which is intended to simplify the accounting and measurement of convertible instruments and the settlement assessment for contracts in an entity’s own equity. This pronouncement was effective for fiscal years beginning after December 15, 2021 and early adoption was permitted. The guidance allowed for either full retrospective adoption or modified retrospective adoption. We adopted this guidance in the first quarter of fiscal 2021 utilizing the modified retrospective method and, accordingly, recorded a $4.8 million cumulative adjustment to retained earnings to reverse previously-recorded beneficial conversion features. As further discussed in Note 10, we issued certain Notes during the second quarter of fiscal 2021, and the accounting for these instruments was based on the guidance in ASU 2020-06. Additionally, the impact on diluted earnings per share of the Notes was calculated based on the if-converted method, as further described in Note 1.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	January 3, 2023
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$78,542	$—	$—
Non-qualified deferred compensation liabilities	(78,286)	—	—
Acquisition-related deferred consideration	—	(10,751)	—
Acquisition-related contingent consideration and compensation liability	—	—	(28,565)

	December 28, 2021
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$92,588	$—	$—
Non-qualified deferred compensation liabilities	(92,012)	—	—
Acquisition-related deferred consideration	—	(21,642)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(23,894)

Changes in the fair value of non-qualified deferred compensation assets and liabilities are recognized in interest and other expense, net in our consolidated statements of income/(loss). Changes in the fair value of the acquisition-related deferred and contingent consideration and compensation liability are recognized in acquisition-related contingent consideration, compensation and amortization expenses in our consolidated statements of income/(loss).

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liability categorized as Level 3 (in thousands):

	Fiscal year ended
	January 3, 2023	December 28, 2021

Beginning balance	$23,894	$7,465
Payment	(7,187)	—
Change in fair value	11,858	16,429
Ending balance	$28,565	$23,894

The fair value of the Acquisition-related contingent consideration and compensation liability was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liability was $0 to $276.0 million at January 3, 2023 and $0 to $204.0 million at December 28, 2021. Results could change materially if different estimates and assumptions were used. During fiscal 2022, the fair value of the contingent consideration and compensation liability increased by $4.7 million due to an $8.3 million increase in the fair value primarily stemming from a change in the volatility factors, as well as an increase in fiscal 2022 revenues and estimated future revenues utilized in the calculation and amortization, partially offset by a payment of $7.2 million per the FRC acquisition agreement. The increase in the fair value of the contingent consideration and compensation liability during fiscal 2021 was primarily due to a $15.3 million decrease related to the impact of an amendment to the Acquisition agreement that, among other things, extended the measurement period through fiscal 2026, as well as to an increase in fiscal 2021 revenues and estimated future revenues utilized in the fair value calculation, partially offset by amortization.

The fair values of our cash and cash equivalents, accounts receivable, income taxes receivable, other receivables, prepaid expenses, accounts payable, income taxes payable and other accrued expenses approximate their carrying amounts due to their short duration.

At both January 3, 2023 and December 28, 2021, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of January 3, 2023 and December 28, 2021 was approximately $282.9 million and $309.8 million, respectively, and determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the Notes was primarily due to a decline in our stock price from the date of the issuance of Notes. See Note 10 for further discussion of the Notes.

3. Accounts and Other Receivables

Accounts and other receivables consisted of (in thousands):

	Fiscal year ended
	January 3, 2023	December 28, 2021

Gift card distributors	$37,586	$38,564
Bakery customers	16,561	18,457
Insurance providers	10,529	9,193
Landlord construction contributions	9,492	2,811
Delivery partner	7,757	6,873
Other	23,586	24,606
Total	$105,511	$100,504

4. Inventories

Inventories consisted of (in thousands):

	Fiscal year ended
	January 3, 2023	December 28, 2021

Restaurant food and supplies	$30,783	$27,877
Bakery finished goods and work in progress(1)	17,250	7,951
Bakery raw materials and supplies	7,526	7,011
Total	$55,559	$42,839
(1)	The increase in bakery finished goods and work in progress inventory primarily relates to lower than typical levels at December 28, 2021 due to challenges ramping back up after the initial COVID-19 shutdown, as well as higher valuations at January 3, 2023 due to the significant cost inflation experienced during fiscal 2022.

5. Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	Fiscal year ended
	January 3, 2023	December 28, 2021

Gift card contract assets	$19,886	$18,468
Other(1)	28,513	17,978
Total	$48,399	$36,446
(1)	The primary cause for the increase in other prepaid expenses is that our January 2023 rent payments fell before the fiscal 2022 year-end date compared to the January 2022 rent payments which fell after the fiscal 2021 year-end date.

6. Property and Equipment

Property and equipment consisted of (in thousands):

	Fiscal year ended
	January 3, 2023	December 28, 2021

Land and related improvements	$15,852	$15,852
Buildings	44,138	44,049
Leasehold improvements	1,225,860	1,188,848
Furnishings, fixtures and equipment	584,924	550,416
Computer software and equipment	60,861	54,853
Restaurant smallwares	36,494	35,285
Construction in progress	36,675	35,071

Property and equipment, total	2,004,804	1,924,374
Less: Accumulated depreciation	(1,258,753)	(1,182,628)
Property and equipment, net	$746,051	$741,746

Depreciation expenses related to property and equipment for fiscal 2022, 2021 and 2020 were $92.1 million, $89.4 million and $91.1 million, respectively. Repair and maintenance expenses for fiscal 2022, 2021 and 2020 were $89.1 million, $77.4 million and $61.8 million, respectively. Net expense for property and equipment disposals was $1.6 million, $1.1 million and $0.6 million, in fiscal 2022, 2021 and 2020, respectively.

7. Other Assets

Other assets consisted of (in thousands):

	Fiscal year ended
	January 3, 2023	December 28, 2021

Non-qualified deferred compensation assets	$78,542	$92,588
Deferred income taxes(1)	76,245	57,634
Other	8,104	7,630
Total	$162,891	$157,852
(1)	See Note 18 for further discussion of our income taxes.

8. Gift Cards

The following tables present information related to gift cards (in thousands):

	Fiscal year ended
	January 3, 2023	December 28, 2021
Gift card liabilities:
Beginning balance	$211,182	$184,655
Activations	152,368	144,892
Redemptions and breakage	(143,743)	(118,365)
Ending balance	$219,808	$211,182

	Fiscal year ended
	January 3, 2023	December 28, 2021
Gift card contract assets: (1)
Beginning balance	$18,468	$17,955
Deferrals	16,440	15,852
Amortization	(15,022)	(15,339)
Ending balance	$19,886	$18,468
(1)	Included in prepaid expenses on the consolidated balance sheets.

9. Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	Fiscal year ended
	January 3, 2023	December 28, 2021

Self-insurance	$71,872	$67,649
Salaries and wages (1)	43,402	67,489
Staff member benefits	27,332	28,489
Payroll and sales taxes	24,861	22,944
Rent	12,713	8,009
Deferred consideration	10,751	11,250
Other	40,202	33,357
Total	$231,133	$239,187
(1)	The decrease in accrued salaries and wages was primarily due to the timing of payroll disbursements in relation to the fiscal 2022 versus 2021 year-end dates.

10. Long-Term Debt

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility.

During fiscal 2021, we utilized a portion of the net proceeds from our Notes and common share offerings to reduce the balance on our then-existing credit facility by $150.0 million. On October 6, 2022, we repaid the outstanding balance under the then-existing credit agreement and borrowed the same amount on the Revolver Facility. As of January 3, 2023, we had net availability for borrowings of $238.5 million, based on a $130.0 million outstanding debt balance and $31.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Amended Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90. The Amended Net Adjusted Leverage Ratio includes a rental expense multiplier of six as compared to eight in the Amended Credit Agreement. At January 3, 2023, we were in compliance with all covenants in effect at that date.

Borrowings under the Loan Agreement bear interest, at the Company’s election, at a rate equal to either: (i) the sum of (A) adjusted term SOFR (as defined in the Loan Agreement, the “Term SOFR Rate”) plus (B) a rate variable based on the Amended Net Adjusted Leverage Ratio, ranging from 1.00% to 1.75%, or (ii) the sum of (A) the highest of (x) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (y) the greater of the rate calculated by the Federal Reserve Bank of New York as the federal funds effective rate or the rate that is published by the Federal Reserve Bank of New York as the overnight bank funding rate, in either case, plus 0.50%, and (z) the one-month Term SOFR Rate plus 1.00%, plus (B) a rate variable based on the Net Adjusted Leverage Ratio, ranging from 0.00% to 0.75%. The Company will also pay a fee variable based on the Net Adjusted Leverage Ratio, ranging from 0.125% to 0.25%, on the daily amount of unused commitments under the Loan Agreement. Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted SOFR plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with the Loan Agreement.

We are also subject to customary events of default that, if triggered, could result in acceleration of the maturity of the Revolver Facility. Subject to certain exceptions, the Revolver Facility also limits distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters.

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

The Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. At January 3, 2023, the conversion rate for the Notes was 13.0675 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $76.53 per share of common stock. In connection with the cash dividend that was declared by our Board on February 16, 2023, on March 21, 2023 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms.

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

As of January 3, 2023, the Notes had a gross principal balance of $345.0 million and a balance of $338.0 million, net of unamortized issuance costs of $7.0 million. The unamortized balance of issuance costs was recorded as a contra-liability and netted with long-term debt on our condensed consolidated balance sheets. Total amortization expense was $2.0 million and $1.1 million in fiscal 2022 and fiscal 2021, respectively and was included in interest expense in the consolidated statements of income/(loss). The effective interest rate for the Notes was 0.96% as of January 3, 2023.

11. Leases

Components of lease expense were as follows (in thousands):

	Fiscal year
	2022	2021	2020
Operating	$140,351	$131,834	$129,431
Variable	81,585	73,909	58,863
Short-term	116	283	414
Total	$222,052	$206,026	$188,708

Supplemental information related to leases (in thousands, except percentages):

	Fiscal Year
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$149,624	$138,715
Right-of-use assets obtained in exchange for new operating lease liabilities	86,187	50,953
Weighted-average remaining lease term — operating leases (in years)	15.2	15.6
Weighted-average discount rate — operating leases	5.0%	5.1%

As of January 3, 2023, the maturities of our operating lease liabilities were as follows (in thousands):

2023	$142,798
2024	129,087
2025	138,126
2026	136,831
2027	134,632
Thereafter	1,339,573
Total future lease payments	2,021,047
Less: Interest	(648,452)
Present value of lease liabilities	$1,372,595

Operating lease liabilities include $845.1 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $169.1 million of legally binding minimum lease payments for leases signed but not yet commenced.

12. Derivative

We terminated our interest rate swap agreement, which was designated as a cash flow hedge, in fiscal 2021. This interest rate swap, which would have matured on April 1, 2025, was established to manage our exposure to interest rate movements on our credit facility. The interest rate swap entitled us to receive a variable rate of interest based on the one-month LIBO rate in exchange for the payment of a fixed interest rate of 0.802%. The notional amount of the swap agreement was $280.0 million through March 31, 2023 and $140.0 million from April 1, 2023 through April 1, 2025. The differences between the variable LIBO rate and the interest rate swap rate were settled monthly. Prior to termination, the interest rate swap was determined to be an effective hedging agreement.

For derivatives designated as a cash flow hedge, changes in fair value are initially included as a component of accumulated other comprehensive loss (“AOCL”) and subsequently reclassified to earnings as interest expense when the hedged forecasted transaction occurs. Any ineffective portion of changes in the fair value are immediately recognized in earnings as interest expense. We classify cash inflows and outflows from derivatives within operating activities on the consolidated statements of cash flows. No gains or losses representing amounts excluded from the assessment of effectiveness were recognized in earnings in fiscal 2021 or fiscal 2020.

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

13.  Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	Fiscal year ended
	January 3, 2023	December 28, 2021

Non-qualified deferred compensation liabilities	$78,286	$92,012
Deferred consideration (1)	—	10,392
Contingent consideration and compensation liability	28,565	23,894
Other	18,159	21,102
Total	$125,010	$147,400
(1)	The decrease during fiscal 2022 represents payment of deferred consideration per the Acquisition agreement.

14.  Commitments and Contingencies

Purchase obligations, which include inventory purchases, equipment purchases, information technology and other miscellaneous commitments, were $129.9 million and $139.5 million at January 3, 2023 and December 28, 2021, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services rendered. Real estate obligations, which include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced, were $252.4 million and $151.6 million at January 3, 2023 and December 28, 2021, respectively.

The Acquisition agreement included a deferred consideration provision, of which the remaining balance of $11.3 million is due in fiscal 2023. The Acquisition agreement also included a contingent consideration provision of which the remainder is payable annually from 2023 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child) during the five years after Closing. The liability for this contingent consideration provision was $28.6 million at January 3, 2023. See Note 2 for discussion of the fair value measurement of this liability. We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after Closing.

As credit guarantees to insurers, we had $31.5 million and $29.9 million at January 3, 2023 and December 28, 2021, respectively, in standby letters of credit related to our self-insurance liabilities. All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and other insurable risks. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date. The total accrued liability for our self-insured plans was $71.9 million and $67.6 million at January 3, 2023 and December 28, 2021, respectively.

On June 7, 2018, the California Department of Industrial Relations issued a $4.2 million wage citation jointly against the Company and our vendor that provides janitorial services to eight of our Southern California restaurants, alleging that the janitorial vendor or its subcontractor failed to comply with various provisions of the California Labor Code (Wage Citation Case No. 35-CM-188798-16). The wage citation seeks to recover penalties and other monetary payments on behalf of the employees that worked for this vendor or its subcontractor. On June 28, 2018, we filed an appeal of the wage citation. On November 10, 2022, the parties participated in voluntary mediation and reached a tentative settlement on the wage citation. The settlement is subject to documentation and final agency approval. We have reserved an immaterial amount for settlement purposes.

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

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including in the event of a termination without cause, an acquirer failure to assume or continue equity awards following a change in control of the Company or, otherwise, in the event of death or disability as defined in those agreements. Aggregate payments totaling approximately $3.3 million, excluding accrued potential bonuses of $2.0 million, which are subject to approval by the Compensation Committee, would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of January 3, 2023. In addition, the employment agreement with our Chief Executive Officer specifies an annual founder’s retirement benefit of $650,000 for ten years, commencing six months after termination of his full-time employment.

15.  Stockholders’ Equity and Series A Convertible Preferred Stock

Common Stock Issuance

On June 15, 2021, we issued 3.125 million shares of our common stock for $175.0 million. In connection with the issuance, we incurred direct and incremental costs of $8.0 million.

Common Stock - Dividends and Share Repurchases

To preserve liquidity during the COVID-19 pandemic and in conjunction with the terms of our then-existing credit agreement, in March 2020, our Board suspended the quarterly dividend on our common stock. Prior to this suspension, our Board declared cash dividends of $0.36 per common share for the first quarter of fiscal 2020. Our Board resumed our quarterly dividend in the second quarter of fiscal 2022, declaring $0.81 per common share during fiscal 2022. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Note 10 for further discussion of our long-term debt.)

On October 26, 2022, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 61.0 million shares. Under this authorization, we have cumulatively repurchased 55.1 million shares at a total cost of $1,765.6 million through January 3, 2023. During fiscal 2022, 2021 and 2020, we repurchased 2.0 million, 0.1 million and 0.1 million shares of our common stock at a cost of $63.1 million, $5.8 million and $3.6 million, respectively. The increase from fiscal 2021 to 2022 is primarily due to the resumption of our share repurchase program in the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Loan Agreement. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock.

Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Share repurchases may be made from time to time in open market purchases, privately-negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or otherwise. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under our credit facility that limit share repurchases based on a defined ratio. (See Note 10 for further discussion of our long-term debt.)

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

During the first quarter of fiscal 2021, we declared a cash dividend of $5.1 million, or $25.35 per share, on the Series A preferred stock. During the second quarter of fiscal 2021, $13.6 million in payments were made in connection with the conversion of the Series A preferred stock, consisting of $3.9 million, or $19.72 per share, of accrued dividends and $9.7 million of an inducement, which is also deemed to be a dividend.

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

On March 24, 2022, our Board approved an amendment to our The Cheesecake Factory Incorporated Stock Incentive Plan to increase the number of shares of common stock reserved for grant under the plan to 19.8 million shares from 17.5 million shares. This amendment was approved by our stockholders at our annual meeting held on May 23, 2022. Approximately 4.7 million of these shares were available for grant as of January 3, 2023.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Fiscal Year
	2022	2021	2020

Labor expenses	$9,590	$8,856	$7,753
Other operating costs and expenses	321	311	309
General and administrative expenses	14,515	13,821	13,288
Total stock-based compensation	24,426	22,988	21,350
Income tax benefit	6,026	5,646	5,245
Total stock-based compensation, net of taxes	$18,399	$17,342	$16,105

Capitalized stock-based compensation (1)	$226	$194	$207
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

We did not issue any stock options during fiscal 2022 or 2021. The weighted-average fair value at the grant date for options issued during fiscal 2020 was $6.66 per share. The fair value of options issued was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions: (a) an expected option term of 6.9 years, (b) expected stock price volatility of 25.7%, (c) a risk-free interest rate of 1.5% and (d) a dividend yield on our stock of 3.6%.

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

Stock option activity during fiscal 2022 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	1,716	$46.14	5.1	$0
Granted	—	$—
Exercised	(2)	$40.16
Forfeited or cancelled	(29)	$48.19
Outstanding at end of year	1,685	$46.11	4.2	$0

Exercisable at end of year	1,119	$48.10	3.2	$0
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal year-end date.

The total intrinsic value of options exercised during fiscal 2022, 2021 and 2020 was $4.9 million, $7.1 million and $0.1 million, respectively. As of January 3, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $2.5 million, which we expect to recognize over a weighted-average period of approximately 1.7 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2022 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at beginning of year	2,123	$44.82
Granted	941	$36.84
Vested	(407)	$45.35
Forfeited	(145)	$41.53
Outstanding at end of year	2,512	$41.93

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted-average fair value for restricted shares and restricted share units issued during fiscal 2022, 2021 and 2020 was $36.84, $49.57 and $37.94, respectively. The fair value of shares that vested during fiscal 2022, 2021 and 2020 was $18.5 million, $15.4 million and $15.6 million, respectively. As of January 3, 2023, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $50.2 million, which we expect to recognize over a weighted-average period of approximately 2.9 years.

17.  Employee Benefit Plans

We have defined contribution benefit plans in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plans”) that are open to our staff members who meet certain compensation and eligibility requirements. Participation in the 401(k) Plans is currently open to staff members from our restaurant concepts, bakery facilities, corporate office and FRC headquarters. The 401(k) Plans allow participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plans. We currently match in cash a certain percentage of the staff member contributions to the 401(k) Plans and also pay a portion of the administrative costs. Expense recognized in fiscal 2022, 2021 and 2020 was $2.1 million, $2.1 million and $1.8 million, respectively.

We have also established non-qualified deferred compensation plans (“Non-Qualified Plans”) for our executive officers and a select group of management and/or highly compensated staff members. The Non-Qualified Plans allow participating staff members to defer the receipt of a portion of their base compensation and bonuses. Non-employee directors may also participate in the Non-Qualified Plans and defer the receipt of their earned director fees. We currently match in cash a certain percentage of the staff member contributions to the Non-Qualified Plans and also pay for the administrative costs. We do not match any contributions made by non-employee directors. Expense recognized in fiscal 2022, 2021 and 2020 was $1.4 million, $1.2 million and $1.3 million, respectively.

While we are under no obligation to fund Non-Qualified Plan liabilities (in whole or in part), our current practice is to maintain company-owned life insurance contracts and other investments that are specifically designed to informally fund savings plans of this nature. These contracts are recorded at their cash surrender value as determined by the insurance carrier. Our consolidated balance sheets reflect investments in other assets and our obligation to participants in the Non-Qualified Plans in other noncurrent liabilities. Gains and losses related to our non-qualified deferred compensation assets and liabilities are reflected in interest and other expense, net in our consolidated statements of income/(loss).

We maintain self-insured medical and dental benefit plans for our staff members. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in other accrued expenses, was $14.0 million and $15.3 million as of January 3, 2023 and December 28, 2021, respectively. (See Note 1 for further discussion of accounting for our self-insurance liabilities.)

18.  Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2022	2021	2020

Income/(Loss) before income taxes	$32,892	$71,620	$(356,036)
Income tax provision/(benefit):
Current:
Federal	$3,520	$15,746	$(38,414)
State	4,895	4,350	2,971
Total current	8,415	20,096	(35,443)
Deferred:
Federal	(17,733)	(20,434)	(52,607)
State	(913)	(415)	(14,621)
Total deferred	(18,646)	(20,849)	(67,228)
Total benefit	$(10,231)	$(753)	$(102,671)

The following reconciles the U.S. federal statutory rate to the effective tax rate:

	Fiscal Year
	2022	2021	2020

U.S. federal statutory rate	21.0%	21.0%	21.0%
State and district income taxes, net of federal benefit	8.9	4.2	2.6
Credit for FICA taxes paid on tips	(66.4)	(24.2)	2.1
Other credits and incentives	(10.7)	(4.2)	0.3
Impact of net operating loss carryback	0.0	(6.3)	3.4
Deferred compensation	9.7	(2.9)	0.6
Equity compensation	5.5	0.0	(0.4)
Uncertain tax positions	(2.3)	10.3	0.0
Non-deductible executive compensation	2.8	0.3	(0.1)
Other	0.4	0.7	(0.7)
Effective tax rate	(31.1)%	(1.1)%	28.8%

On March 27, 2020, the CARES Act was signed into law. Intended to provide economic relief to those impacted by the COVID-19 pandemic, the CARES Act includes provisions allowing for the carryback of net operating losses generated in fiscal years 2018, 2019 and 2020 and technical amendments regarding the expensing of qualified improvement property (“QIP”). During fiscal 2021, we filed a refund claim in the amount of $18.4 million for our fiscal 2020 net operating loss carryback, which was received during fiscal 2022. In January 2022, we filed amended returns for tax years 2018 and 2019 requesting total refunds of $21.3 million for credits released by our fiscal 2020 loss carryback. These refunds have not yet been received. The effects of these claims were primarily included in our fiscal 2020 provision for income taxes, using estimates based on the best information available at the time we prepared our fiscal 2020 consolidated financial statements, and were adjusted to as-filed actual amounts in our fiscal 2021 provision for income taxes. These adjustments had a minor effect on our fiscal 2021 provision for income taxes. In our fiscal 2021 provision for income taxes, we also recorded the effects of accelerating the remittance of certain FICA taxes that had been deferred pursuant to the CARES Act. The accelerated remittance increased the value of our fiscal 2020 loss carryback by $4.3 million. We made no further adjustments in our fiscal 2022 provision for income taxes relating to these amounts.

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	January 3, 2023	December 28, 2021
Deferred tax assets:
Staff member benefits	$31,325	$36,295
Insurance reserves	14,374	12,897
Operating lease liability	323,094	315,403
Deferred income	35,928	33,075
Tax credit carryforwards	57,710	34,871
Goodwill	21,331	19,103
Stock-based compensation	10,769	10,122
State and foreign net operating loss carryforwards	2,435	3,005
Other	604	1,063
Subtotal	497,570	465,834
Less: Valuation allowance	(1,223)	(1,036)
Total	$496,347	$464,798

Deferred tax liabilities:
Property and equipment	$(113,565)	$(109,019)
Prepaid expenses	(8,151)	(7,312)
Inventory	(8,399)	(7,802)
Accrued rent	(5,285)	(5,087)
Operating lease asset	(283,921)	(277,220)
Other	(781)	(724)
Total	$(420,102)	$(407,164)

Net deferred tax asset	$76,245	$57,634

At January 3, 2023 and December 28, 2021, we had $56.5 million and $33.6 million, respectively of U.S. federal credit carryforwards which begin to expire in 2038 and $1.6 million and $1.7 million, respectively, of state hiring and investment credits which begin to expire in 2024. At January 3, 2023 and December 28, 2021, we had $2.5 million and $2.7 million, respectively of foreign net operating loss carryforwards which begin to expire in 2038 and $46.6 million and $64.6 million, respectively, of state net operating loss carryforwards with statutory carryforward periods ranging from 5 years to no expiration period. The earliest year that a material state net operating loss will expire is 2032.

We assess the available evidence to estimate if these carryforwards and our other deferred tax assets will be realized. We concluded that a substantial portion of our deferred tax assets are more likely than not to be realized by reversals of existing taxable temporary differences and that forecasted future taxable income, exclusive of reversing temporary differences, will result in realization of a substantial portion of the remainder. We did not need to consider tax planning strategies in this analysis. Based on this evaluation, at January 3, 2023 and December 28, 2021 we carried a valuation allowance of $1.2 million and $1.0 million, respectively to reflect the amount that we will likely not realize. This assessment could change if estimates of future taxable income during the carryforward period are revised. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2015.

At January 3, 2023, we had a reserve of $3.8 million for uncertain tax positions, all of which would favorably impact our effective income tax rate if resolved in our favor. A reconciliation of the beginning and ending amount of our uncertain tax positions is as follows (in thousands):

	Fiscal Year
	2022	2021	2020

Balance at beginning of year	$4,799	$655	$704
Additions related to prior year tax positions	227	4,157	—
Additions related to current period tax positions	(54)	(13)	(49)
Reductions related to settlements with taxing authorities	(1,185)	—	—
Balance at end of year	$3,787	$4,799	$655

At January 3, 2023 and December 28, 2021, we had $2.2 million and $3.6 million, respectively of accrued interest and penalties related to uncertain tax positions. None of the balance of uncertain tax positions at January 3, 2023 related to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations.

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

Segment information is presented below (in thousands):

	Fiscal Year
	2022	2021	2020
Revenues:
The Cheesecake Factory restaurants	$2,528,043	$2,293,225	$1,585,008
North Italia	228,622	171,901	102,585
Other FRC	237,552	182,175	96,856
Other	308,939	280,239	198,776
Total	$3,303,156	$2,927,540	$1,983,225

Income/(loss) from operations:
The Cheesecake Factory restaurants	$220,765	$242,599	$45,540
North Italia	13,934	8,624	(77,371)
Other FRC	23,577	16,323	(77,026)
Other(1)	(219,341)	(185,228)	(238,580)
Total	$38,935	$82,318	$(347,437)
Depreciation and amortization :
The Cheesecake Factory restaurants	$66,539	$65,987	$67,514
North Italia	5,713	4,078	3,608
Other FRC	6,231	4,802	4,090
Other	13,897	14,787	16,203
Total	$92,380	$89,654	$91,415

Impairment of assets and lease termination expenses:
The Cheesecake Factory restaurants	$19,701	$11,904	$3,261
North Italia	—	—	71,782
Other FRC	3,909	1,305	73,049
Other	7,777	4,930	71,241
Total	$31,387	$18,139	$219,333

Preopening costs:
The Cheesecake Factory restaurants	$9,525	$4,868	$4,206
North Italia	4,305	4,510	2,578
Other FRC	1,361	3,188	1,324
Other	1,638	1,145	2,348
Total	$16,829	$13,711	$10,456

Capital expenditures:
The Cheesecake Factory restaurants	$65,996	$31,832	$33,154
North Italia	14,818	12,539	8,436
Other FRC	18,895	13,524	3,754
Other	12,755	9,048	4,985
Total	$112,464	$66,943	$50,329

Total assets:
The Cheesecake Factory restaurants	$1,625,073	$1,653,161	$1,671,733
North Italia	306,642	270,029	270,218
Other FRC	301,618	276,369	308,866
Other	541,887	598,566	496,237
Total	$2,775,220	$2,798,125	$2,747,054
(1)	Fiscal 2022, 2021 and fiscal 2020 include $13.4 million, $19.5 million and $(1.2) million, respectively, of acquisition-related expenses. These amounts were recorded in acquisition-related costs and acquisition-related contingent consideration, compensation and amortization expenses in the consolidated statements of income/(loss).

20.  Subsequent Events

On February 16, 2023, our Board declared a quarterly cash dividend of $0.27 per share to be paid on March 21, 2023 to the stockholders of record of each share of our common stock at the close of business on March 8, 2023.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Form of Reorganization Agreement(P)	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

2.2	Purchase Agreement, dated as of November 14, 2016, as amended by Amendment & Option Exercise Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto#	10-Q	000-20574	2.1	11/8/19

2.3	First Amendment to Option Exercise Agreement and Second Amendment to Purchase Agreement and Operating Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Incorporated and the other Parties thereto#	10-Q	000-20574	2.2	11/8/19

2.4	Membership Interest Purchase Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, the Sellers party thereto, SWF Posse LLC, as Seller’s representative, and, solely for limited purposes set forth therein, The Cheesecake Factory Incorporated#†	10-Q	000-20574	2.3	11/8/19

2.5	First Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#	10-Q	000-20574	2.4	11/8/19

2.6	Second Amendment to Membership Interest Purchase Agreement, dated as of June 1, 2021, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#†	10-Q	000-20574	2.1	8/4/21

2.7	Third Amendment to Membership Interest Purchase Agreement, dated as of January 7, 2022, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#†	10-K	000-20574	2.7	2/22/22

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18

3.2	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on October 26, 2022)	8-K	000-20574	3.1	11/01/22

3.3	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of The Cheesecake Factory Incorporated	10-Q	000-20574	3.1	8/6/18

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.4	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20

4.1	Description of The Cheesecake Factory Incorporated’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act	10-K	000-20574	4.1	3/11/20

4.2	Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.1	6/15/21

4.3	First Supplemental Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.2	6/15/21

4.4	Form of certificate representing the 0.375% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.3)	8-K	000-20574	4.2	6/15/21

10.1.1	Employment Agreement, effective as of April 1, 2017, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/22/17

10.1.2	First Amendment to Employment Agreement, effective as of April 1, 2018, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	99.2	2/21/18

10.2	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and David M. Gordon*	10-K	000-20574	10.6	3/2/17

10.3	Employment Agreement, effective as of July 7, 2017, between The Cheesecake Factory Incorporated and Matthew E. Clark*	8-K	000-25074	99.1	6/13/17

10.4	Employment Agreement, effective as of May 14, 2018, between The Cheesecake Factory Incorporated and Scarlett May*	10-Q	000-25074	10.10	5/11/18

10.5	Employment Agreement, effective as of February 13, 2019, between The Cheesecake Factory Incorporated and Keith T. Carango*	10-K	000-20574	10.8	3/4/19

10.6.1	Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	10-K	000-25074	10.20	3/2/17

10.6.2	First Amendment to The Cheesecake Factory Incorporated Executive Savings Plan as amended and restated November 7, 2016*	10-K	000-25074	10.11.1	2/28/18

10.7.1	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.7.2	Indemnification Agreement, dates as of April 20, 2020, between The Cheesecake Factory Incorporated and Paul D. Ginsberg*	10-Q	000-25074	10.2	6/22/20

10.8.1	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05

10.8.2	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

10.8.3	Second Amendment to Inducement Agreement dated as of May 7, 2015	10-K	000-25704	10.24	3/2/17

10.9.1	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11

10.9.2	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

10.9.3	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14

10.9.4	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended May 28, 2015*	DEF 14A	000-20574	Appendix A	4/17/15

10.9.5	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 5, 2017*	DEF 14A	000-20574	Appendix A	4/25/17

10.10	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10

10.11	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12

10.12	Form of Notice of Stock Option Grant and Agreement and/or Restricted Stock Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after March 6, 2014*	8-K	000-20574	99.1	3/7/14

10.13	Form of Notice of Grant and Stock Option Agreement and/or Stock Unit Agreement under the 2010 Stock Incentive Plan, for equity grants made after March 3, 2016*	8-K	000-20574	99.2	3/4/16

10.14.1	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.1	2/28/18

10.14.2	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP II under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.2	2/28/18

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.14.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP III under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.3	2/28/18

10.14.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP IV under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.4	2/28/18

10.14.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP V under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.5	2/28/18

10.14.6	Form of Standard Notice of Grant and Restricted Share Agreement I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.6	2/28/18

10.14.7	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Senior Executive under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	8-K	000-20574	99.3	2/21/18

10.14.8	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under the 2010 Stock Incentive Plan, for equity grants made on or after February 13, 2019*	10-Q	000-20574	10.2	5/6/19

10.15.1	The Cheesecake Factory Incorporated Stock Incentive Plan*	8-K	000-20574	10.1	6/5/19

10.15.2	The Cheesecake Factory Incorporated Stock Incentive Plan, as amended March 24, 2022*	8-K	000-20574	10.1	5/23/22

10.15.3	Form of Notice of Grant and Stock Unit Grant Agreement for Directors under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-Q	000-20574	10.1	6/22/20

10.15.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Executive Officers under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-K	000-20574	10.15.3	2/22/22

10.15.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-K	000-20574	10.15.4	2/22/22

10.15.6	Form of Notice of Grant and Restricted Share Agreement for MEP I under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-K	000-20574	10.15.5	2/22/22

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.16	2015 Amended and Restated Performance Incentive Plan (Amended and Restated on September 2, 2020)*	8-K	000-20574	10.1	9/8/20

10.17.1	Third Amended and Restated Loan Agreement with JPMorgan Chase Bank, National Association dated as of July 30, 2019	10-Q	000-20574	10.1	11/8/19

10.17.2	First Amendment, dated as of May 1, 2020, to the Third Amended and Restated Loan Agreement, dated as of July 30, 2019, between The Cheesecake Factory Incorporated, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders from time to time part thereto	8-K	000-20574	10.1	5/5/20

10.17.3	Second Amendment to the Third Amended and Restated Loan Agreement, dated as of March 30, 2021, among The Cheesecake Factory Incorporated, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto	8-K	000-20574	10.1	4/5/21

10.18.1	Registration Rights Agreement, dated April 20, 2020, by and between The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.2	4/20/20

10.19	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Executive Officers under The Cheesecake Factory Incorporated Stock Incentive Plan	10-Q	000-20574	10.02	5/3/21

10.20	Repurchase Agreement, dated as of June 10, 2021 among The Cheesecake Factory Incorporated and RC Cake 1 LLC, RC Cake 2 LLC and RC Cake 3 LLC	8-K	000-20574	10.1	6/15/21

10.21	Conversion Agreement, dated as of June 10, 2021 among The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.2	6/15/21

10.22	Fourth Amended and Restated Loan Agreement, with JPMorgan Chase Bank, National Association dated as of October 6, 2022	10-Q	000-20574	10.1	11/02/22

21.1	List of Subsidiaries	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

101.1	The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended January 3, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements	—	—	—	Filed herewith

104.1	The cover page of The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended January 3, 2023, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2023.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 27, 2023
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ MATTHEW E. CLARK	Executive Vice President and	February 27, 2023
Matthew E. Clark	Chief Financial Officer
(Principal Financial Officer)

/s/ CHERYL M. SLOMANN	Senior Vice President, Controller and	February 27, 2023
Cheryl M. Slomann	Chief Accounting Officer
(Principal Accounting Officer)

/s/ EDIE A. AMES	Director	February 27, 2023
Edie A. Ames

/s/ ALEXANDER L. CAPPELLO	Director	February 27, 2023
Alexander L. Cappello

/s/ KHANH COLLINS	Director	February 27, 2023
Khanh Collins

/s/ ADAM S. GORDON	Director	February 27, 2023
Adam S. Gordon

/s/ JEROME I. KRANSDORF	Director	February 27, 2023
Jerome I. Kransdorf

/s/ JANICE MEYER	Director	February 27, 2023
Janice Meyer

/s/ LAURENCE B. MINDEL	Director	February 27, 2023
Laurence B. Mindel

/s/ DAVID B. PITTAWAY	Director	February 27, 2023
David B. Pittaway

/s/ HERBERT SIMON	Director	February 27, 2023
Herbert Simon