Form 10-Q
period 2023-04-04
CHEESECAKE FACTORY INC
filed 2023-05-10
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2023

or

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

As of May 2, 2023, 51,350,577 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 4,	January 3,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,164	$114,777
Accounts and other receivables	68,456	105,511
Income taxes receivable	21,640	21,522
Inventories	58,989	55,559
Prepaid expenses	48,387	48,399
Total current assets	313,636	345,768
Property and equipment, net	754,895	746,051
Other assets:
Intangible assets, net	251,526	251,524
Operating lease assets	1,259,026	1,268,986
Other	163,405	162,891
Total other assets	1,673,957	1,683,401
Total assets	$2,742,488	$2,775,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,001	$66,638
Gift card liabilities	191,908	219,808
Operating lease liabilities	140,493	139,099
Other accrued expenses	237,293	231,133
Total current liabilities	626,695	656,678

Long-term debt	468,536	468,032
Operating lease liabilities	1,218,024	1,233,497
Other noncurrent liabilities	129,394	125,010
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 106,951,249 and 106,323,117 shares issued at April 4, 2023 and January 3, 2023, respectively	1,069	1,063
Additional paid-in capital	893,423	887,485
Retained earnings	1,184,199	1,170,078
Treasury stock, 55,490,995 and 55,149,520 shares at cost at April 4, 2023 and January 3, 2023, respectively	(1,778,017)	(1,765,641)
Accumulated other comprehensive loss	(835)	(982)
Total stockholders’ equity	299,839	292,003
Total liabilities and stockholders’ equity	$2,742,488	$2,775,220

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022

Revenues	$866,114	$793,710

Costs and expenses:
Food and beverage costs	206,224	188,501
Labor expenses	311,528	295,763
Other operating costs and expenses	230,929	207,635
General and administrative expenses	54,069	49,123
Depreciation and amortization expenses	22,955	21,505
Impairment of assets and lease termination expenses	2,242	207
Acquisition-related contingent consideration, compensation and amortization expenses	1,189	891
Preopening costs	3,052	1,764
Total costs and expenses	832,188	765,389
Income from operations	33,926	28,321
Interest and other expense, net	(1,880)	(1,461)
Income before income taxes	32,046	26,860
Income tax provision	3,996	3,697
Net income	$28,050	$23,163

Net income per share:
Basic	$0.58	$0.46
Diluted (Note 10)	$0.56	$0.45

Weighted-average shares outstanding:
Basic	48,694	50,333
Diluted	49,778	51,013

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022

Net income	$28,050	$23,163
Other comprehensive gain:
Foreign currency translation adjustment	147	255
Other comprehensive gain	147	255
Total comprehensive income	$28,197	$23,418

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the thirteen weeks ended April 4, 2023:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss/(Income)	Total
Balance, January 3, 2023	106,323	$1,063	$887,485	$1,170,078	$(1,765,641)	$(982)	$292,003
Net income	—	—	—	28,050	—	—	28,050
Foreign currency translation adjustment	—	—	—	—	—	147	147
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,929)	—	—	(13,929)
Stock-based compensation	628	6	5,938	—	—	—	5,944
Treasury stock purchases	—	—	—	—	(12,376)	—	(12,376)
Balance, April 4, 2023	106,951	$1,069	$893,423	$1,184,199	$(1,778,017)	$(835)	$299,839

For the thirteen weeks ended March 29, 2022:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 28, 2021	105,366	$1,054	$862,758	$1,169,150	$(1,702,509)	$(287)	$330,166
Net income	—	—	—	23,163	—	—	23,163
Foreign currency translation adjustment	—	—	—	—	—	255	255
Cash dividends declared common stock, net of forfeitures	—	—	—	22	—	—	22
Stock-based compensation	608	6	5,569	—	—	—	5,575
Common stock issued under stock-based compensation plans	55	—	83	—	—	—	83
Treasury stock purchases	—	—	—	—	(3,938)	—	(3,938)
Balance, March 29, 2022	106,029	$1,060	$868,410	$1,192,335	$(1,706,447)	$(32)	$355,326

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022
Cash flows from operating activities:
Net income	$28,050	$23,163
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	22,955	21,505
Impairment of assets and lease termination expense	(14)	149
Deferred income taxes	3,192	3,869
Stock-based compensation	5,902	5,518
Changes in assets and liabilities:
Accounts and other receivables	38,013	34,287
Income taxes receivable/payable	(118)	(720)
Inventories	(3,428)	(3,839)
Prepaid expenses	14	2,707
Operating lease assets/liabilities	(3,777)	(2,852)
Other assets	(3,592)	4,049
Accounts payable	(4,543)	12,106
Gift card liabilities	(27,902)	(25,674)
Other accrued expenses	10,283	(40,756)
Cash provided by operating activities	65,035	33,512
Cash flows from investing activities:
Additions to property and equipment	(37,962)	(29,093)
Additions to intangible assets	(182)	(139)
Other	(18)	600
Cash used in investing activities	(38,162)	(28,632)
Cash flows from financing activities:
Acquisition-related deferred consideration and compensation	—	(7,187)
Proceeds from exercise of stock options	—	83
Common stock dividends paid	(13,182)	—
Treasury stock purchases	(12,376)	(3,938)
Cash used in financing activities	(25,558)	(11,042)
Foreign currency translation adjustment	72	91
Net change in cash and cash equivalents	1,387	(6,071)
Cash and cash equivalents at beginning of period	114,777	189,627
Cash and cash equivalents at end of period	$116,164	$183,556

Supplemental disclosures:
Interest paid	$2,184	$1,136
Income taxes paid	$693	$465
Construction payable	$4,255	$8,806

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results that may be achieved for any other interim period or for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2023 filed with the SEC on February 27, 2023.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2023 consists of 52 weeks and will end on January 2, 2024. Fiscal year 2022, which ended on January 3, 2023 was a 53-week year.

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

COVID-19 Pandemic and Other Impacts to our Operating Environment

During fiscal 2022, the COVID-19 pandemic continued to affect our business during periods of accelerated case counts in which we experienced increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. Along with the COVID-19 pandemic, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Some of these factors continued to impact our operating results in fiscal 2023, contributing to significantly increased commodity and other costs. We have also encountered delays in opening new restaurants due to supply chain challenges and delays in permitting, construction, landlord readiness, and equipment availability.

The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. For more information regarding the risks to our business relating to the COVID-19 pandemic and other geopolitical and macroeconomic events, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2023.

Recent Accounting Pronouncements

We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	April 4, 2023
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$82,224	$—	$—
Non-qualified deferred compensation liabilities	(82,038)	—	—
Acquisition-related deferred consideration	—	(10,905)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(29,284)

	January 3, 2023
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$78,542	$—	$—
Non-qualified deferred compensation liabilities	(78,286)	—	—
Acquisition-related deferred consideration	—	(10,751)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(28,565)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022

Beginning balance	$28,565	$23,894
Payment	—	(7,187)
Change in fair value	719	486
Ending balance	$29,284	$17,193

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liabilities at April 4, 2023 was $0 to $276.0 million. Results could change materially if different estimates and assumptions were used. During the first quarter of fiscal 2022, we made a payment of $7.2 million per the Fox Restaurant Concept LLC (“FRC”) acquisition agreement. Our corresponding fiscal 2023 payment of $13.0 million was made early in the second quarter.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts due to their short duration.

As of April 4, 2023, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of April 4, 2023 was approximately $286.4 million and was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the Notes was primarily due to a decline in our stock price from the date of the issuance of the Notes. See Note 5 for further discussion of the Notes.

3.  Inventories

Inventories consisted of (in thousands):

	April 4, 2023	January 3, 2023
Restaurant food and supplies	$30,424	$30,783
Bakery finished goods and work in progress	18,700	17,250
Bakery raw materials and supplies	9,865	7,526
Total	$58,989	$55,559

4.  Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022
Gift card liabilities:
Beginning balance	$219,808	$211,182
Activations	18,598	20,590
Redemptions and breakage	(46,498)	(46,260)
Ending balance	$191,908	$185,512

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022
Gift card contract assets:
Beginning balance	$19,886	$18,468
Deferrals	2,410	2,702
Amortization	(3,929)	(3,629)
Ending balance	$18,367	$17,541

5.  Long-Term Debt

Revolving Credit Facility

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

On October 6, 2022, we repaid the outstanding balance under the then-existing credit agreement and borrowed the same amount on the Revolver Facility. As of April 4, 2023, we had net availability for borrowings of $238.5 million, based on a $130.0 million outstanding debt balance and $31.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Amended Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90. The Amended Net Adjusted Leverage Ratio includes a rental expense multiplier of six. As of April 4, 2023, we were in compliance with all the foregoing covenants in effect at that date.

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

The Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of April 4, 2023, the conversion rate for the Notes was 13.1638 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $75.97 per share of common stock. In connection with the cash dividend that was declared by our Board on May 10, 2023, on May 23, 2023 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms.

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

The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of interest on the Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Indenture relating to our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of our assets and our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by us or any of our significant subsidiaries with respect to indebtedness for borrowed money of at least $20,000,000; (vi) the rendering of certain judgments against us or any of our significant subsidiaries for the payment of at least $25,000,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries.

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

As of April 4, 2023, the Notes had a gross principal balance of $345.0 million and a balance of $338.5 million, net of unamortized issuance costs of $6.5 million. Total amortization expense was $0.5 million during both the first quarter of fiscal 2023 and fiscal 2022. The effective interest rate for the Notes was 0.96% as of April 4, 2023.

6. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 4, 2023	March 29, 2022
Operating	$35,372	$32,876
Variable	22,199	19,654
Short-term	42	26
Total	$57,613	$52,556

Supplemental information related to leases (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$35,702	$34,351
Right-of-use assets obtained in exchange for new operating lease liabilities	9,499	—

7. Commitments and Contingencies

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

On February 10, 2023, a class action complaint was filed against the Company in the United States District Court for the Southern District of California, (Lightoller vs. TCF Co. LLC., Case No. 3:23-cv-00272-AJB-NLS), alleging violations of state privacy laws. The lawsuit alleges that the Company violated state wiretapping and privacy laws by improperly tracking and/or recording the keystrokes of visitors on the Company’s website without permission. A similar case was filed on the United States District Court for the District of Maryland on February 21, 2023 (Curd v. TCF CO. LLC; Civil Action No. 1:23-cv-00472-JMC). The plaintiffs in Case Nos. 3:23-cv-00272 and 1:23-cv-00472 are seeking unspecified amounts of penalties and other monetary payments. We intend to vigorously defend this action. However, it is not possible at this time to reasonably estimate the outcome of or any potential liability from this matter and, accordingly, we have not reserved for any potential future payments.

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

8.  Stockholders’ Equity

Common Stock – Dividends and Share Repurchases

On February 16, 2023, our Board declared a quarterly cash dividend of $0.27 per share that was paid on March 21, 2023 to the stockholders of record of each share of our common stock at the close of business on March 8, 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Notes 5 and 12 for further discussion of our long-term debt and dividends declared subsequent to April 4, 2023, respectively.)

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 55.5 million shares at a total cost of $1,778.0 million through April 4, 2023, with 0.3 million shares repurchased at a cost of $12.4 million during the thirteen weeks ended April 4, 2023. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth

Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Share repurchases may be made from time to time in open market purchases, privately-negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or otherwise. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the FRC acquisition agreement, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under the Loan Agreement that limit share repurchases based on a defined ratio. (See Note 5 for further discussion of our long-term debt.)

9.  Stock-Based Compensation

We maintain stock-based incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members, consultants and non-employee directors.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022

Labor expenses	$2,362	$2,190
Other operating costs and expenses	75	76
General and administrative expenses	3,465	3,252
Total stock-based compensation	5,902	5,518
Income tax benefit	1,474	1,355
Total stock-based compensation, net of taxes	$4,428	$4,163

Capitalized stock-based compensation (1)	$42	$57
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the condensed consolidated balance sheets.

Stock Options

The weighted-average fair value at the grant date for options issued during the first quarter of fiscal 2023 was $15.76 per share. The fair value of options issued was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions: (a) an expected option term of 6.7 years, (b) expected stock price volatility of 45.2%, (c) a risk-free interest rate of 4.0% and (d) a dividend yield on our stock of 2.7%. We did not issue any stock options during the first quarter of fiscal 2022. Stock option activity during the thirteen weeks ended April 4, 2023 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 3, 2023	1,685	$46.11	4.2	$0
Granted	40	40.42
Exercised	—	—
Forfeited or cancelled	(175)	48.01
Outstanding at April 4, 2023	1,550	$45.75	4.5	$0

Exercisable at April 4, 2023	1,195	$47.11	3.9	$0
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period-end date.

There were no options exercised during the first quarter of fiscal 2023. The total intrinsic value of options exercised during thirteen weeks ended March 29, 2022 was $4.9 million. As of April 4, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $2.7 million, which we expect to recognize over a weighted-average period of approximately 2.0 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended April 4, 2023 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at January 3, 2023	2,512	$41.93
Granted	663	39.94
Vested	(356)	42.80
Forfeited	(33)	39.50
Outstanding at April 4, 2023	2,786	$41.38

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the first quarter of fiscal 2023 and 2022 was $39.94 and $39.59, respectively. The fair value of shares that vested during the thirteen weeks ended April 4, 2023 and March 29, 2022 was $15.2 million and $12.4 million, respectively. As of April 4, 2023, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $65.7 million, which we expect to recognize over a weighted-average period of approximately 3.3 years.

10.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of April 4, 2023 and March 29, 2022, 2.8 million and 2.5 million shares, respectively, of restricted stock and restricted stock units issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

Diluted net income per share is computed by dividing net income by the weighted-average number of common stock equivalents outstanding for the period. Common stock equivalents for the Notes are determined by application of the if-converted method, and common stock equivalents for outstanding stock options, restricted stock and restricted stock units are determined by the application of the treasury stock method.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022

	(In thousands, except per share data)
Net income	$28,050	$23,163

Basic weighted-average shares outstanding	48,694	50,333
Dilutive effect of equity awards (1)	1,084	680
Diluted weighted-average shares outstanding	49,778	51,013

Basic net income per share	$0.58	$0.46

Diluted net income per share	$0.56	$0.45
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 1.9 million and 2.9 million for April 4, 2023 and March 29, 2022, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

11.  Segment Information

Our operating segments, the businesses for which our management reviews discrete financial information for decision-making purposes, are comprised of The Cheesecake Factory, North Italia, Flower Child, the other FRC brands and our bakery division. Based on quantitative thresholds set forth in Accounting Standards Codification (“ASC”) 280, “Segment Reporting,” The Cheesecake Factory, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments (Flower Child and our bakery division) along with our businesses that do not qualify as operating segments are combined in Other. Unallocated corporate expenses, capital expenditures and assets are also combined in Other.

Segment information is presented below (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022
Revenues:
The Cheesecake Factory restaurants	$656,000	$609,816
North Italia	63,303	52,757
Other FRC	68,640	58,832
Other	78,171	72,305
Total	$866,114	$793,710

Income from operations:
The Cheesecake Factory restaurants	$78,386	$63,444
North Italia	4,606	3,678
Other FRC	8,711	7,329
Other	(57,777)	(46,130)
Total	$33,926	$28,321

Depreciation and amortization:
The Cheesecake Factory restaurants	$16,018	$15,587
North Italia	1,467	1,298
Other FRC	1,927	1,581
Other	3,543	3,039
Total	$22,955	$21,505

Impairment of assets and lease termination expenses:
The Cheesecake Factory restaurants	$93	$(165)
North Italia	—	—
Other FRC	55	—
Other	2,094	372
Total	$2,242	$207

Preopening costs:
The Cheesecake Factory restaurants	$1,448	$1,034
North Italia	446	410
Other FRC	721	(11)
Other	437	331
Total	$3,052	$1,764

Capital expenditures:
The Cheesecake Factory restaurants	$23,213	$20,597
North Italia	6,131	3,004
Other FRC	5,165	3,856
Other	3,453	1,636
Total	$37,962	$29,093

	April 4, 2023	January 3, 2023
Total assets:
The Cheesecake Factory restaurants	$1,539,068	$1,625,073
North Italia	311,317	306,642
Other FRC	304,357	301,618
Other	587,746	541,887
Total	$2,742,488	$2,775,220

12.  Subsequent Events

On May 10, 2023, our Board declared a quarterly cash dividend of $0.27 per share to be paid on June 6, 2023 to the stockholders of record of each share of our common stock at the close of business on May 24, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain information included in this Form 10-Q and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”), as well as information included in oral or written statements made by us or on our behalf, may contain forward-looking statements about our current and presently expected performance trends, growth plans, business goals and other matters.

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of geopolitical and macroeconomic factors on our financial condition and our results of operations, financial guidance and projections as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, corporate strategy, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including, increasing wage rates, insurance costs and legal expenses, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; manage risks associated with the magnitude and complexity of regulations in the jurisdictions where our restaurants are located; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; the COVID-19 pandemic and related containment measures, including the potential for quarantines or restriction on in-person dining;; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, including laws and regulations related to COVID-19 impacting restaurant operations and customer access to off- and on-premises dining; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2023.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements or to make any other forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by law.

The below discussion and analysis, which contains forward-looking statements, should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended January 3, 2023: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7; and the cautionary statements included throughout this Form 10-Q. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

COVID-19 Pandemic and Other Impacts to our Operating Environment

During fiscal 2022, the COVID-19 pandemic continued to affect our business during periods of accelerated case counts in which we experienced increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. Along with the COVID-19 pandemic, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Some of these factors continued to impact our operating results in fiscal 2023, contributing to significantly increased commodity and other costs. We have also encountered delays in opening new restaurants due to supply chain challenges and delays in permitting, construction, landlord readiness, and equipment availability.

The ongoing effects of COVID-19 and its variants, along with other geopolitical and macroeconomic events could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. For more information regarding the risks to our business relating to the COVID-19 pandemic and other geopolitical and macroeconomic events, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2023.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 318 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (210 locations), North Italia® (33 locations), Flower Child® (31 locations) and a collection of other FRC brands (35 locations). Internationally, 30 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and maintaining customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining, as we believe there is opportunity for a longer-term elevation of our off-premise mix compared to pre-COVID-19 pandemic levels. We are continuing our efforts on a number of initiatives, including menu innovation, a greater focus on increasing customer throughput in our restaurants, leveraging our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, augmenting our marketing programs including the anticipated nationwide launch of a guest rewards program, enhancing our training programs and leveraging our customer satisfaction measurement platform.

Average check variations are driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances supporting both our margin objectives and customer traffic levels. Prior to fiscal 2022, we targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. In the first quarter of fiscal 2022, we started implementing menu price increases above our historical levels, including an incremental price increase in the fourth quarter of fiscal 2022, to offset significant inflationary cost pressures. Future near-term pricing actions may also be at levels above historical norms to keep pace with any significant cost increases. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

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

We plan to employ a balanced capital allocation strategy comprised of investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our Revolving Facility and returning capital to shareholders through our dividend and share repurchase programs, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Future decisions to pay or to increase or decrease dividends or to repurchase shares are at the discretion of the Board and will be dependent on a number of factors, including limitations pursuant to the terms and conditions of the Loan Agreement and applicable law.

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

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022
Revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs	23.8	23.7
Labor expenses	36.0	37.3
Other operating costs and expenses	26.7	26.2
General and administrative expenses	6.2	6.2
Depreciation and amortization expenses	2.7	2.7
Impairment of assets and lease termination expenses	0.3	—
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	0.1
Preopening costs	0.3	0.2
Total costs and expenses	96.1	96.4
Income from operations	3.9	3.6
Interest and other expense, net	(0.2)	(0.2)
Income before income taxes	3.7	3.4
Income tax provision	0.5	0.5
Net income	3.2%	2.9%

Thirteen Weeks Ended April 4, 2023 Compared to Thirteen Weeks Ended March 29, 2022

Revenues

Revenues increased 9.1% to $866.1 million for the fiscal quarter ended April 4, 2023 compared to $793.7 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales, as well as additional revenue related to new restaurant openings.

The Cheesecake Factory average sales per restaurant operating week increased 6.3% to $239,679 in the first quarter of fiscal 2023 from $225,523 in the first quarter of fiscal 2022. Total operating weeks at The Cheesecake Factory restaurants increased 1.2% to 2,737 in the first quarter of fiscal 2023 compared to 2,704 in the prior year. Because our strong sales week between Christmas and New Year’s Day was captured as the 53rd week of fiscal 2022, that high-volume week was replaced with an average sales week in the first quarter of 2023. This negatively impacted revenues by approximately $10 million in the first quarter of fiscal 2023. The Cheesecake Factory comparable sales increased by 5.7%, or $34.4 million, from the first quarter of fiscal 2022 and increased 14.9% from the first quarter of fiscal 2019 on an operating week basis. The increase from fiscal 2022 was primarily driven by an increase in average check of 4.7% (based on an increase of 10.4% in menu pricing, partially offset by 5.7% negative impact from mix) and increased customer traffic of 1.0%. Sales through the off-premise channel comprised approximately 23% of our restaurant sales during the first quarter of fiscal 2023 as compared to 28% in the first quarter of fiscal 2022. However, off-premise sales mix remains elevated versus the pre-pandemic level of 17% during the first quarter of fiscal 2019. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most are for more than one customer. In turn, the lower mix of sales in the off-premise channel during the first quarter of fiscal 2023 compared to the prior year first quarter comprised approximately 2% of the negative change in mix with a positive correlative impact to traffic. We implemented effective menu price increases of approximately 4.25%, 2.8% and 3.5% in the third and fourth quarters of fiscal 2022 and the first quarter of fiscal 2023, respectively.

North Italia average sales per restaurant operating week increased 5.4% to $147,559 in the first quarter of fiscal 2023 from $139,940 in the first quarter of fiscal 2022. Total operating weeks at North Italia increased 13.8% to 429 in the first quarter of fiscal 2023 compared to 377 in the prior year. North Italia comparable sales increased approximately 9% from the first quarter of fiscal 2022 and increased 30% from the first quarter of fiscal 2019 on an operating week basis. The increase from fiscal 2022 was primarily driven by increased customer traffic of 3.5%, as well as an increase in average check of 5.5% (based on an increase of 8% in menu pricing, partially offset by a 2.5% negative impact from mix). We implemented effective menu price increases of approximately 3.5% and 4.25% in the second and fourth quarters of fiscal 2022, respectively, and are in the process of implementing a 4.0% price increase in the second quarter of fiscal 2023.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. As of April 4, 2023, there were four The Cheesecake Factory restaurants and six North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party customers. As a percentage of revenues, cost of sales was 23.8% and 23.7% in the first quarters of fiscal 2023 and 2022, respectively, primarily due to inflation across most categories slightly in excess of menu price increases (0.1%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 36.0% and 37.3% in the first quarters of fiscal 2023 and 2022, respectively. This decrease was primarily due to menu pricing leverage in excess of wage rate inflation (1.0%) and a decline in group medical insurance costs due to lower claim activity (0.3%) in the first quarter of fiscal 2023.

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, and incentive compensation, as well as bakery production overhead. As a percentage of revenues, other operating costs and expenses were 26.7% and 26.2% in the first quarters of fiscal 2023 and 2022, respectively. This variance was primarily driven by deleverage related to the revenue impact from the fiscal calendar shift due to the 53rd week in fiscal 2022 (0.3%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.2% in both first quarter of fiscal 2023 and 2022.

Impairment of Assets and Lease Termination Expenses

During the first quarter of fiscal 2023, we recorded impairment of assets and lease terminations expense of $2.2 million primarily related to lease termination costs for one Grand Lux Cafe location compared to $0.2 million in the first quarter of fiscal 2022.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expenses

Acquisition-related contingent consideration, compensation and amortization expenses consist of changes in the fair value of the deferred and contingent consideration and compensation liabilities and amortization of acquired definite-lived licensing agreements. We recorded $1.2 million and $0.9 million of acquisition-related contingent consideration, compensation and amortization during the first quarters of fiscal 2023 and 2022, respectively.

Preopening Costs

Preopening costs were $3.1 million and $1.8 million in the first quarters of fiscal 2023 and 2022, respectively. We opened one Flower Child and one Other FRC location in the first quarter of fiscal 2023 compared to no openings in the comparable prior year period. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Income Tax Provision

Our effective income tax rate was 12.5% and 13.8% for the first quarters of fiscal 2023 and 2022, respectively. The decrease was primarily due to a higher proportion of employment credits in relation to income before income taxes in the first quarter of fiscal 2023 (1.6%) and non-taxable gains in the first quarter of fiscal 2023 as compared to non-deductible losses in the comparable prior year period on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan (1.1%). These favorable factors were partially offset by a higher proportion of state taxes expense in relation to income before income taxes (0.6%), a higher proportion of tax shortfall related to equity compensation in relation to income before income taxes (0.6%) and a change in our reserve for uncertain tax positions (0.5%) in the first quarter of fiscal 2023.

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022

Net income	$28,050	$23,163
Impairment of assets and lease termination expenses	2,242	207
Acquisition-related contingent consideration, compensation and amortization expenses	1,189	891
Tax effect of adjustments (1)	(892)	(286)
Adjusted net income	$30,589	$23,975

Diluted net income per share	$0.56	$0.45
Impairment of assets and lease termination expenses	0.05	0.00
Acquisition-related contingent consideration, compensation and amortization expenses	0.02	0.02
Tax effect of adjustments (1)	(0.02)	(0.01)
Adjusted diluted net income per share (2)	$0.61	$0.47
(1)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(2)	Adjusted net income per share may not add due to rounding.

Fiscal 2023 Outlook

Based on recent trends and assuming no material operating or consumer disruptions, we anticipate total revenue for fiscal 2023 to be approximately $3.55 billion.

During fiscal 2023, we currently estimate total inflation across our commodities, total labor (factoring in the latest trends in wage rates and channel mix, as well as in other components such as payroll taxes and benefits) and other operating costs and expenses to be in the mid-single digit range. However, there remains measurable risk associated with cost fluctuations driven by the current environment. We estimate preopening costs of approximately $24 million. Based on these factors, we expect fiscal 2023 net income margin of approximately 4%.

We continue to plan to open as many as 20 to 22 new restaurants in fiscal 2023, including as many as five to six The Cheesecake Factory restaurants, five to six North Italia restaurants and as many as 10 restaurants within our FRC business, which includes three to four Flower Child locations. In recent years, we have encountered delays in opening new restaurants due to supply chain challenges, as well as to longer lead times in obtaining licenses and permits. We anticipate approximately $165 million to $175 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

Total revenues for the second quarter of fiscal 2023 are expected to be approximately $870 million to $890 million. We anticipate commodity inflation to be in the high-single digit range and expect labor inflation to be in the mid-single digit range. Based on these factors, we expect second quarter fiscal 2023 net income margin of approximately 4.75% at the mid-point of the estimated revenue range.

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

During the first quarter of fiscal 2023, our cash and cash equivalents decreased by $1.4 million to $116.1 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 4, 2023	March 29, 2022
Cash provided by operating activities	$65.0	$33.5
Additions to property and equipment	(38.0)	(29.1)
Acquisition-related deferred consideration and compensation	—	(7.2)
Common stock dividends paid	(13.2)	—
Treasury stock purchases	(12.4)	—

Cash Provided by Operating Activities

Cash flows from operations increased by $31.5 million from the first quarter of fiscal 2022 primarily due to higher net income, the timing of payroll disbursements in relation to the fiscal 2023 versus 2022 year-end dates and higher incentive compensation paid in the first quarter of fiscal 2023 compared to the first quarter of fiscal 2022. These factors were partially offset by the timing of accounts payable disbursements in relation to the fiscal 2023 versus 2022 year-end dates. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $24.3 million and $16.5 million for the first quarter of fiscal 2023 and 2022, respectively. Capital expenditures also included $12.2 million and $12.2 million for our existing restaurants and $1.5 million and $0.4 million for bakery and corporate capacity and infrastructure investments in the first quarter of fiscal 2023 and 2022, respectively.

We opened two restaurants in the first quarter of fiscal 2023 comprised of one Flower Child and one Other FRC location compared to no restaurant openings in the first quarter of fiscal 2022. We expect to open as many as 20 to 22 new restaurants in fiscal 2023 across our portfolio of concepts. We anticipate approximately $165 to $175 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

Acquisition-Related Deferred Consideration and Compensation

During the first quarter fiscal 2022, we made a payment of $7.2 million for contingent consideration and compensation related to the FRC acquisition. Our corresponding fiscal 2023 payment of $13.0 million was made early in the second quarter.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. As of April 4, 2023, the conversion rate for the Notes was 13.1638 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $75.97 per share of common stock. In connection with the cash dividend that was declared by our Board on May 10, 2023, on May 23, 2023 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Notes.)

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. As of April 4, 2023, we had net availability for borrowings of $238.5 million, based on a $130.0 million outstanding debt balance and $31.5 million in standby letters of credit under the Revolver Facility.

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

Common Stock Dividends

Common stock dividends of $13.2 million were paid in the first quarter of fiscal 2023. There were no common stock dividends paid in the first quarter of fiscal 2022 as our quarterly dividend did not resume until the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Amended Credit Agreement. As further discussed in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, in May 2023, our Board declared a quarterly dividend to be paid in June 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 55.5 million shares at a total cost of $1,778.0 million through April 4, 2023. We repurchased 0.3 million shares at a cost of $12.4 million during the first quarter of fiscal 2023 compared to 0.1 million shares at a cost of $3.9 million during the comparable fiscal 2022 period. This increase is primarily due to the resumption of our share repurchase program in the second quarter of fiscal 2022. The remaining variance represents the change in repurchases made to satisfy tax withholding obligations on vested restricted share awards.

Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the FRC acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Cash Flow Outlook

We believe that our cash and cash equivalents, combined with expected cash flows provided by operations and available borrowings under the Revolving Facility, will provide us with adequate liquidity for the next 12 months and the foreseeable future.

As of April 4, 2023, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended January 3, 2023.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a summary of new accounting standards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The following discussion of market risks contains forward-looking statements and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report and with the following items in our Annual Report on Form 10-K for the fiscal year ended January 3, 2023: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7; and the cautionary statements included throughout the report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

The cost of products and services used in our operations is subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as the COVID-19 pandemic, geopolitical events, economic conditions or other unforeseen circumstances. Climate change may further exacerbate a number of these factors. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest. The aggregate impact of these and other factors contributed to significant cost inflation. While we have seen improvements in many of these areas, the absolute level of commodity costs has remained elevated contributing to ongoing inflation above historical levels.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2023, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of April 4, 2023, we had no hedging contracts in place. Commodities not subject to fixed price and volume agreements can be subject to unforeseen supply and cost fluctuations, which at times may be significant.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the first quarter of fiscal 2023 and 2022, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.1 million and $1.9 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Loan Agreement that is indexed to market rates. Based on outstanding borrowings at both April 4, 2023 and January 3, 2023, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at April 4, 2023 and January 3, 2023, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $2.1 million and $2.0 million at April 4, 2023 and January 3, 2023, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 4, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 4, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A. Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 3, 2023 (“Annual Report”). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended April 4, 2023 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share	or Programs	Programs
January 4 — February 7, 2023	53	$33.19	49	5,794
February 8 — March 7, 2023	128	39.33	—	5,666
March 8 — April 4, 2023	160	34.78	155	5,505
Total	341		204
(1)	The total number of shares purchased includes 137,188 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 55.5 million shares at a total cost of $1,778.0 million through April 4, 2023 with 0.3 million shares repurchased at a cost of $12.4 million during the first quarter of fiscal 2023. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated, amended and restated on October 26, 2022	8-K	000-20574	3.1	11/1/22
4.1	Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.1	6/15/21
4.2	First Supplemental Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.2	6/15/21
4.3	Form of certificate representing the 0.375% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.2)	8-K	000-20574	4.3	6/15/21
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended April 4, 2023, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2023	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)