Form 10-Q
period 2023-07-04
CHEESECAKE FACTORY INC
filed 2023-08-07
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2023

or

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

As of July 31, 2023, 51,275,532 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 4,	January 3,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,557	$114,777
Accounts and other receivables	71,366	105,511
Income taxes receivable	22,739	21,522
Inventories	60,868	55,559
Prepaid expenses	52,641	48,399
Total current assets	299,171	345,768
Property and equipment, net	770,315	746,051
Other assets:
Intangible assets, net	251,559	251,524
Operating lease assets	1,280,758	1,268,986
Other	167,905	162,891
Total other assets	1,700,222	1,683,401
Total assets	$2,769,708	$2,775,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72,682	$66,638
Gift card liabilities	187,483	219,808
Operating lease liabilities	142,370	139,099
Other accrued expenses	220,917	231,133
Total current liabilities	623,452	656,678

Long-term debt	469,040	468,032
Operating lease liabilities	1,228,664	1,233,497
Other noncurrent liabilities	122,649	125,010
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 107,042,941 shares issued and 51,271,545 shares outstanding at July 4, 2023 and 106,323,117 shares issued and 51,173,597 shares outstanding at January 3, 2023	1,070	1,063
Additional paid-in capital	899,792	887,485
Retained earnings	1,213,115	1,170,078
Treasury stock inclusive of excise tax, 55,771,396 and 55,149,520 shares at cost at July 4, 2023 and January 3, 2023, respectively	(1,787,419)	(1,765,641)
Accumulated other comprehensive loss	(655)	(982)
Total stockholders’ equity	325,903	292,003
Total liabilities and stockholders’ equity	$2,769,708	$2,775,220

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022

Revenues	$866,170	$832,643	$1,732,284	$1,626,353

Costs and expenses:
Food and beverage costs	201,094	204,182	407,318	392,683
Labor expenses	306,149	304,519	617,677	600,282
Other operating costs and expenses	226,996	219,200	457,925	426,835
General and administrative expenses	54,488	50,191	108,557	99,314
Depreciation and amortization expenses	23,332	22,608	46,287	44,113
Impairment of assets and lease termination (income)/expenses	(653)	106	1,589	313
Acquisition-related contingent consideration, compensation and amortization expenses	1,287	948	2,476	1,839
Preopening costs	6,006	2,947	9,058	4,711
Total costs and expenses	818,699	804,701	1,650,887	1,570,090
Income from operations	47,471	27,942	81,397	56,263
Interest and other expense, net	(2,162)	(1,130)	(4,042)	(2,591)
Income before income taxes	45,309	26,812	77,355	53,672
Income tax provision	2,634	1,156	6,630	4,853
Net income	$42,675	$25,656	$70,725	$48,819

Net income per share:
Basic	$0.88	$0.51	$1.46	$0.97
Diluted (Note 10)	$0.87	$0.50	$1.43	$0.96

Weighted-average shares outstanding:
Basic	48,492	50,387	48,593	50,360
Diluted	49,085	50,929	49,296	50,966

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022

Net income	$42,675	$25,656	$70,725	$48,819
Other comprehensive gain/(loss):
Foreign currency translation adjustment	180	(300)	327	(45)
Other comprehensive gain/(loss)	180	(300)	327	(45)
Total comprehensive income	$42,855	$25,356	$71,052	$48,774

See the accompanying notes to the condensed consolidated financial statements

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the twenty-six weeks ended July 4, 2023:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss)/Income	Total
Balance, January 3, 2023	106,323	$1,063	$887,485	$1,170,078	$(1,765,641)	$(982)	$292,003
Net income	—	—	—	28,050	—	—	28,050
Foreign currency translation adjustment	—	—	—	—	—	147	147
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,929)	—	—	(13,929)
Stock-based compensation	628	6	5,938	—	—	—	5,944
Treasury stock purchases	—	—	—	—	(12,376)	—	(12,376)
Balance, April 4, 2023	106,951	$1,069	$893,423	$1,184,199	$(1,778,017)	$(835)	$299,839
Net income	—	—	—	42,675	—	—	42,675
Foreign currency translation adjustment	—	—	—	—	—	180	180
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,759)	—	—	(13,759)
Stock-based compensation	92	1	6,369	—	—	—	6,370
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(9,402)	—	(9,402)
Balance, July 4, 2023	107,043	$1,070	$899,792	$1,213,115	$(1,787,419)	$(655)	$325,903

For the twenty-six weeks ended June 28, 2022:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss)/Income	Total
Balance, December 28, 2021	105,366	$1,054	$862,758	$1,169,150	$(1,702,509)	$(287)	$330,166
Net income	—	—	—	23,163	—	—	23,163
Foreign currency translation adjustment	—	—	—	—	—	255	255
Cash dividends declared common stock, net of forfeitures	—	—	—	22	—	—	22
Stock-based compensation	608	6	5,569	—	—	—	5,575
Common stock issued under stock-based compensation plans	55	0	83	—	—	—	83
Treasury stock purchases	—	—	—	—	(3,938)	—	(3,938)
Balance, March 29, 2022	106,029	$1,060	$868,410	$1,192,335	$(1,706,447)	$(32)	$355,326
Net income	—	—	—	25,656	—	—	25,656
Foreign currency translation adjustment	—	—	—	—	—	(300)	(300)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(14,260)	—	—	(14,260)
Stock-based compensation	(40)	0	6,141	—	—	—	6,141
Common stock issued under stock-based compensation plans	41	0	0	—	—	—	0
Treasury stock purchases	—	—	—	—	(10,879)	—	(10,879)
Balance, June 28, 2022	106,030	$1,060	$874,551	$1,203,731	$(1,717,326)	$(332)	$361,684

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022
Cash flows from operating activities:
Net income	$70,725	$48,819
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	46,287	44,113
Impairment of assets and lease termination (income)/expense	(768)	250
Deferred income taxes	2,469	279
Stock-based compensation	12,227	11,607
Changes in assets and liabilities:
Accounts and other receivables	31,740	23,781
Income taxes receivable/payable	(1,216)	(3,618)
Inventories	(5,306)	(9,447)
Prepaid expenses	(4,240)	3,071
Operating lease assets/liabilities	(12,218)	(9,813)
Other assets	(7,107)	14,992
Accounts payable	627	8,937
Gift card liabilities	(32,328)	(28,887)
Other accrued expenses	624	(16,567)
Cash provided by operating activities	101,516	87,517
Cash flows from investing activities:
Additions to property and equipment	(62,660)	(46,382)
Additions to intangible assets	(392)	(282)
Other	(156)	646
Cash used in investing activities	(63,208)	(46,018)
Cash flows from financing activities:
Acquisition-related deferred consideration and compensation	(12,994)	(7,187)
Proceeds from exercise of stock options	—	83
Common stock dividends paid	(26,998)	(14,288)
Treasury stock purchases	(21,695)	(14,817)
Cash used in financing activities	(61,687)	(36,209)
Foreign currency translation adjustment	159	(26)
Net change in cash and cash equivalents	(23,220)	5,264
Cash and cash equivalents at beginning of period	114,777	189,627
Cash and cash equivalents at end of period	$91,557	$194,891

Supplemental disclosures:
Interest paid	$5,308	$2,726
Income taxes paid	$5,175	$9,720
Construction payable	$14,752	$8,439

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

COVID-19 Pandemic and Other Impacts to our Operating Environment

During fiscal 2022, the COVID-19 pandemic continued to affect our business during periods of accelerated case counts in which we experienced increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. Along with the COVID-19 pandemic, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Some of these factors have continued to impact our operating results in fiscal 2023, contributing to significantly increased commodity and other costs. We have also encountered delays in opening new restaurants due to supply chain challenges and delays in permitting, construction, landlord readiness, and equipment availability.

The ongoing impact of geopolitical and macroeconomic events could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. For more information regarding the risks to our business relating to the COVID-19 pandemic and other geopolitical and macroeconomic events, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2023.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	July 4, 2023
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$85,779	$—	$—
Non-qualified deferred compensation liabilities	(87,330)	—	—
Acquisition-related deferred consideration	—	(11,048)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(17,119)

	January 3, 2023
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$78,542	$—	$—
Non-qualified deferred compensation liabilities	(78,286)	—	—
Acquisition-related deferred consideration	—	(10,751)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(28,565)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022

Beginning balance	$28,565	$23,894
Payment	(12,994)	(7,187)
Change in fair value	1,548	1,057
Ending balance	$17,119	$17,764

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liabilities at July 4, 2023 was $0 to $276.0 million. Results could change materially if different estimates and assumptions were used. During the first six months of fiscal 2023 and fiscal 2022, we made payments of $13.0 million and $7.2 million, respectively, per the Fox Restaurant Concept LLC (“FRC”) acquisition agreement.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts due to their short duration.

As of July 4, 2023, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of July 4, 2023 was approximately $290.5 million and was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the Notes was primarily due to a decline in our stock price from the date of the issuance of the Notes. See Note 5 for further discussion of the Notes.

3.  Inventories

Inventories consisted of (in thousands):

	July 4, 2023	January 3, 2023
Restaurant food and supplies	$30,486	$30,783
Bakery finished goods and work in progress	21,131	17,250
Bakery raw materials and supplies	9,251	7,526
Total	$60,868	$55,559

4.  Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Gift card liabilities:
Beginning balance	$191,908	$185,512	$219,808	$211,182
Activations	26,718	28,607	45,316	49,197
Redemptions and breakage	(31,143)	(31,824)	(77,641)	(78,084)
Ending balance	$187,483	$182,295	$187,483	$182,295

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Gift card contract assets:
Beginning balance	$18,367	$17,541	$19,886	$18,468
Deferrals	2,905	3,189	5,314	5,891
Amortization	(3,903)	(3,669)	(7,831)	(7,298)
Ending balance	$17,369	$17,061	$17,369	$17,061

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

On October 6, 2022, we repaid the outstanding balance under the then-existing credit agreement and borrowed the same amount on the Revolver Facility. As of July 4, 2023, we had net availability for borrowings of $238.5 million, based on a $130.0 million outstanding debt balance and $31.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Amended Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90. The Amended Net Adjusted Leverage Ratio includes a rental expense multiplier of six. As of July 4, 2023, we were in compliance with all the foregoing covenants in effect at that date.

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

The Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of July 4, 2023, the conversion rate for the Notes was 13.2717 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $75.35 per share of common stock. In connection with the cash dividend that was declared by our Board on July 27, 2023, on August 15, 2023 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms.

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

As of July 4, 2023, the Notes had a gross principal balance of $345.0 million and a balance of $339.0 million, net of unamortized issuance costs of $6.0 million. Total amortization expense was $0.5 million and $1.0 million during thirteen and twenty-six weeks ended July 4, 2023, respectively. Total amortization expense was $0.5 million and $1.0 million during thirteen and twenty-six weeks ended June 28, 2022, respectively. The effective interest rate for the Notes was 0.96% as of July 4, 2023.

6. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Operating	$35,897	$34,777	$71,268	$67,653
Variable	22,112	20,695	44,312	40,349
Short-term	38	27	80	54
Total	$58,047	$55,499	$115,660	$108,056

Supplemental information related to leases (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$72,608	$68,202
Right-of-use assets obtained in exchange for new operating lease liabilities	16,679	19,295

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

On February 10, 2023, a class action complaint was filed against the Company in the United States District Court for the Southern District of California, (Lightoller vs. TCF Co. LLC., Case No. 3:23-cv-00272-AJB-NLS), alleging violations of state privacy laws. The lawsuit alleges that the Company violated state wiretapping and privacy laws by improperly tracking and/or recording the keystrokes of visitors on the Company’s website without permission. A similar case was filed on the United States District Court for the District of Maryland on February 21, 2023 (Curd v. TCF CO. LLC; Civil Action No. 1:23-cv-00472-JMC). On May 10, 2023, the plaintiffs in Case Nos. 3:23-cv-00272 and 1:23-cv-00472 voluntarily dismissed their complaints against the Company without prejudice.

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

8.  Stockholders’ Equity

Common Stock – Dividends and Share Repurchases

On May 10, 2023, our Board declared a quarterly cash dividend of $0.27 per share that was paid on June 6, 2023 to the stockholders of record of each share of our common stock at the close of business on May 24, 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Notes 5 and 12 for further discussion of our long-term debt and dividends declared subsequent to July 4, 2023, respectively.)

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 55.8 million shares at a total cost of $1,787.3 million, excluding excise tax, through July 4, 2023, with 0.3 million shares and 0.6 million shares repurchased at a cost of $9.3 million and $21.7 million, excluding excise tax during the thirteen and twenty-six weeks ended July 4, 2023, respectively. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022

Labor expenses	$2,426	$2,194	$4,788	$4,384
Other operating costs and expenses	76	74	151	150
General and administrative expenses	3,823	3,821	7,288	7,073
Total stock-based compensation	6,325	6,089	12,227	11,607
Income tax benefit	1,579	1,495	3,053	2,850
Total stock-based compensation, net of taxes	$4,746	$4,594	$9,174	$8,757

Capitalized stock-based compensation (1)	$45	$52	$87	$109
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the condensed consolidated balance sheets.

Stock Options

We did not issue any stock options during the second quarters of fiscal 2023 and fiscal 2022. Stock option activity during the twenty-six weeks ended July 4, 2023 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 3, 2023	1,685	$46.11	4.2	$0
Granted	40	40.42
Exercised	—	—
Forfeited or cancelled	(175)	48.01
Outstanding at July 4, 2023	1,550	$45.75	4.3	$0

Exercisable at July 4, 2023	1,198	$47.12	3.6	$0
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period-end date.

There were no options exercised during the thirteen and twenty-six weeks ended July 4, 2023. There were no options exercised during the second quarter of fiscal 2022. The total intrinsic value of options exercised during the twenty-six weeks ended June 28, 2022 was $4.9 million. As of July 4, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $2.3 million, which we expect to recognize over a weighted-average period of approximately 1.8 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended July 4, 2023 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at January 3, 2023	2,512	$41.93
Granted	783	39.02
Vested	(386)	42.88
Forfeited	(61)	39.60
Outstanding at July 4, 2023	2,848	$41.05

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the second quarter of fiscal 2023 and 2022 was $33.84 and $30.49, respectively. The fair value of shares that vested during the thirteen and twenty-six weeks ended July 4, 2023 was $1.4 million and $16.6 million, respectively. The fair value of shares that vested during the thirteen and twenty-six weeks ended June 28, 2022 was $2.1 million and $14.5 million, respectively. As of July 4, 2023, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $63.6 million, which we expect to recognize over a weighted-average period of approximately 3.2 years.

10.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of July 4, 2023 and June 28, 2022, 2.8 million and 2.4 million shares, respectively, of restricted stock and restricted stock units issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

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

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022

	(In thousands, except per share data)
Net income	$42,675	$25,656	$70,725	$48,819

Basic weighted-average shares outstanding	48,492	50,387	48,593	50,360
Dilutive effect of equity awards (1)	593	542	703	606
Diluted weighted-average shares outstanding	49,085	50,929	49,296	50,966

Basic net income per share	$0.88	$0.51	$1.46	$0.97

Diluted net income per share	$0.87	$0.50	$1.43	$0.96
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 2.6 million and 3.1 million for July 4, 2023 and June 28, 2022, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Revenues:
The Cheesecake Factory restaurants	$652,481	$640,858	$1,308,481	$1,250,674
North Italia	65,934	56,238	129,237	108,995
Other FRC	65,728	60,020	134,368	118,852
Other	82,027	75,527	160,198	147,832
Total	$866,170	$832,643	$1,732,284	$1,626,353

Income from operations:
The Cheesecake Factory restaurants	$85,677	$64,327	$164,073	$127,771
North Italia	6,627	5,048	11,233	8,726
Other FRC	6,079	6,793	14,790	14,122
Other	(50,912)	(48,226)	(108,699)	(94,356)
Total	$47,471	$27,942	$81,397	$56,263

Depreciation and amortization:
The Cheesecake Factory restaurants	$16,235	$16,275	$32,244	$31,862
North Italia	1,668	1,222	3,135	2,520
Other FRC	1,809	1,470	3,736	3,051
Other	3,620	3,641	7,172	6,680
Total	$23,332	$22,608	$46,287	$44,113

Impairment of assets and lease termination (income)/expenses:
The Cheesecake Factory restaurants	$38	$106	$131	$(59)
North Italia	—	—	—	—
Other FRC	—	—	55	—
Other	(691)	—	1,403	372
Total	$(653)	$106	$1,589	$313

Preopening costs:
The Cheesecake Factory restaurants	$3,091	$1,372	$4,539	$2,406
North Italia	618	1,004	1,064	1,414
Other FRC	1,999	284	2,720	273
Other	298	287	735	618
Total	$6,006	$2,947	$9,058	$4,711
Capital expenditures:
The Cheesecake Factory restaurants	$8,543	$8,324	$31,756	$28,921
North Italia	6,879	4,825	13,010	7,829
Other FRC	6,005	1,983	11,170	5,839
Other	3,271	2,157	6,724	3,793
Total	$24,698	$17,289	$62,660	$46,382

	July 4, 2023	January 3, 2023
Total assets:
The Cheesecake Factory restaurants	$1,568,359	$1,625,073
North Italia	320,658	306,642
Other FRC	324,404	301,618
Other	556,287	541,887
Total	$2,769,708	$2,775,220

12.  Subsequent Events

On July 27, 2023, our Board declared a quarterly cash dividend of $0.27 per share to be paid on August 29, 2023 to the stockholders of record of each share of our common stock at the close of business on August 16, 2023.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of geopolitical and macroeconomic factors on our financial condition and our results of operations, financial guidance and projections as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, corporate strategy, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including, increasing wage rates and insurance costs, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; pandemic and related containment measures, including the potential for quarantines or restriction on in-person dining; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; changes in laws impacting our business; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

COVID-19 Pandemic and Other Impacts to our Operating Environment

During fiscal 2022, the COVID-19 pandemic continued to affect our business during periods of accelerated case counts in which we experienced increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. Along with the COVID-19 pandemic, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Some of these factors have continued to impact our operating results in fiscal 2023, contributing to significantly increased commodity and other costs. We have also encountered delays in opening new restaurants due to supply chain challenges and delays in permitting, construction, landlord readiness, and equipment availability.

The ongoing impact of geopolitical and macroeconomic events could lead to further government mandates, including but not limited to capacity restrictions, shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. For more information regarding the risks to our business relating to the COVID-19 pandemic and other geopolitical and macroeconomic events, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2023.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 321 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (211 locations), North Italia® (33 locations), Flower Child® (31 locations) and a collection of other FRC brands (37 locations). Internationally, 30 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and maintaining customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining, as we believe there is opportunity for a longer-term elevation of our off-premise mix compared to pre-COVID-19 pandemic levels. We are continuing our efforts on a number of initiatives, including menu innovation, a greater focus on increasing customer throughput in our restaurants, leveraging our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, augmenting our marketing programs including the nationwide launch of a guest rewards program, enhancing our training programs and leveraging our customer satisfaction measurement platform.

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

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs	23.2	24.5	23.5	24.1
Labor expenses	35.3	36.6	35.7	36.9
Other operating costs and expenses	26.2	26.3	26.4	26.3
General and administrative expenses	6.4	6.0	6.3	6.1
Depreciation and amortization expenses	2.7	2.7	2.7	2.7
Impairment of assets and lease termination (income)/expenses	(0.1)	—	0.1	0.0
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	0.1	0.1	0.1
Preopening costs	0.7	0.4	0.5	0.3
Total costs and expenses	94.5	96.6	95.3	96.5
Income from operations	5.5	3.4	4.7	3.5
Interest and other expense, net	(0.3)	(0.2)	(0.2)	(0.2)
Income before income taxes	5.2	3.2	4.5	3.3
Income tax provision	0.3	0.1	0.4	0.3
Net income	4.9%	3.1%	4.1%	3.0%

Thirteen Weeks Ended July 4, 2023 Compared to Thirteen Weeks Ended June 28, 2022

Revenues

Revenues increased 4.0% to $866.2 million for the fiscal quarter ended July 4, 2023 compared to $832.6 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales, as well as additional revenue related to new restaurant openings.

The Cheesecake Factory average sales per restaurant operating week increased 0.7% to $238,654 in the second quarter of fiscal 2023 from $237,004 in the second quarter of fiscal 2022. Total operating weeks at The Cheesecake Factory restaurants increased 1.1% to 2,734 in the second quarter of fiscal 2023 compared to 2,704 in the prior year. The Cheesecake Factory comparable sales increased by 1.5%, or $9.6 million, from the second quarter of fiscal 2022 and increased 14.1% from the second quarter of fiscal 2019 on an operating week basis. The increase from fiscal 2022 was primarily driven by an increase in average check of 5.2% (based on an increase of 10.6% in menu pricing, partially offset by 5.4% negative impact from mix), partially offset by decreased customer traffic of 3.7%. We implemented effective menu price increases of approximately 4.25%, 2.8% and 3.5% in the third and fourth quarters of fiscal 2022 and the first quarter of fiscal 2023, respectively. We are in the process of implementing approximately a 2.0% price increase in the third quarter of fiscal 2023. Sales through the off-premise channel comprised approximately 22% of our restaurant sales during the second quarter of fiscal 2023 as compared to 25% in the second quarter of fiscal 2022. However, off-premise sales mix remained elevated versus the pre-pandemic level of 16% during the second quarter of fiscal 2019. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most are for more than one customer. In turn, the lower mix of sales in the off-premise channel during the second quarter of fiscal 2023 compared to the prior year second quarter comprised approximately 1% of the negative change in mix with a positive correlative impact to traffic. In addition, both traffic and mix declined relative to the higher traffic levels and incident rates associated with the post pandemic surge that benefited our second quarter of fiscal 2022. However, incident rates remained elevated versus the pre-pandemic level.

North Italia average sales per restaurant operating week increased 3.3% to $153,692 in the second quarter of fiscal 2023 from $148,778 in the second quarter of fiscal 2022. Total operating weeks at North Italia increased 13.5% to 429 in the second quarter of fiscal 2023 compared to 378 in the prior year. North Italia comparable sales increased approximately 8% from the second quarter of fiscal 2022 and increased approximately 30% from the second quarter of fiscal 2019 on an operating week basis. The increase from fiscal 2022 was primarily driven by an increase in average check of 6.4% (based on an increase of 8.2% in menu pricing, partially offset by a 1.8% negative impact from mix), as well as increased customer traffic of 1.6%. We implemented effective menu price increases of approximately 4.25% and 4.00% in the fourth quarter of fiscal 2022 and the second quarter of fiscal 2023, respectively.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. As of July 4, 2023, there were four The Cheesecake Factory restaurants and four North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party customers. As a percentage of revenues, food and beverage costs were 23.2% and 24.5% in the second quarters of fiscal 2023 and 2022, respectively, primarily due to menu pricing leverage that were slightly in excess of inflation across most categories (1.3%), partially offset by favorable dairy pricing in the second quarter of fiscal 2022 (0.2%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 35.3% and 36.6% in the second quarters of fiscal 2023 and 2022, respectively. This decrease was primarily due to menu pricing leverage in excess of wage rate inflation (1.3%), partially offset by increased manager staffing levels (0.2%).

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, and incentive compensation, as well as bakery production overhead. As a percentage of revenues, other operating costs and expenses were 26.2% and 26.3% in the second quarters of fiscal 2023 and 2022, respectively. This variance was primarily driven by lower workers compensation insurance costs due to higher claim activity in the second quarter of fiscal 2022 (0.2%), lower off-premise costs due to sales mix and lower supply costs (0.2%), partially offset by launch cost related to our Rewards program (0.2%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.4% and 6.0% in second quarters of fiscal 2023 and 2022, respectively. This variance was primarily driven by increased staffing levels (0.2%).

Preopening Costs

Preopening costs were $6.0 million and $2.9 million in the second quarters of fiscal 2023 and 2022, respectively. We opened one The Cheesecake Factory and two Other FRC locations in the second quarter of fiscal 2023 compared to one North Italia restaurant and one Flower Child location in the comparable prior year period. The second quarter of fiscal 2023 was negatively impacted by delays in the timing of new restaurant openings that resulted in additional cost. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $2.2 million and $1.1 million for the second quarters of fiscal 2023 and 2022, respectively. This increase was primarily due to higher interest on our Revolver Facility ($1.6 million).

Income Tax Provision

Our effective income tax rate was 5.8% and 4.3% for the second quarters of fiscal 2023 and 2022, respectively. The increase was primarily due to a lower proportion of employment credits in relation to income before income taxes in the second quarter of fiscal 2023 (9.4%), partially offset by non-taxable gains in the second quarter of fiscal 2023 as compared to non-deductible losses in the comparable prior year period on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan (6.7%), a lower proportion of state tax expense in relation to income before taxes (0.7%) and a lower proportion of tax shortfall related to equity compensation in relation to income before taxes (0.2%) in the second quarter of fiscal 2023.

Twenty-Six Weeks Ended July 4, 2023 Compared to Twenty-Six Weeks Ended June 28, 2022

Revenues

Revenues increased 6.5% to $1,732.3 million for the first six months of 2023 compared to $1,626.4 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales, as well as additional revenue related to new restaurant openings.

The Cheesecake Factory average sales per restaurant operating week increased 3.4% to $239,167 in the first six months of fiscal 2023 from $231,264 in the first six months of fiscal 2022. Total operating weeks at The Cheesecake Factory restaurants increased 1.2% to 5,471 in the first six months of fiscal 2023 compared to 5,408 in the prior year. Because our strong sales week between Christmas and New Year’s Day was captured as the 53rd week of fiscal 2022, that high-volume week was replaced with an average sales week in the first quarter of 2023. This negatively impacted revenues by approximately $10 million in the first quarter of fiscal 2023. The Cheesecake Factory comparable sales increased by 3.6%, or $44.0 million, from the first six months of fiscal 2022 and increased 14.5% from the first six months of fiscal 2019 on an operating week basis. The increase from fiscal 2022 was primarily driven by an increase in average check of 5.0% (based on an increase of 10.5% in menu pricing, partially offset by 5.5% negative impact from mix), partially offset by decreased customer traffic of 1.4%. Sales through the off-premise channel comprised approximately 22% of our restaurant sales during the first six months of fiscal 2023 as compared to 26% in the first six months of fiscal 2022. However, off-premise sales mix remains elevated versus the pre-pandemic level of 16% during the first six months of fiscal 2019.

North Italia average sales per restaurant operating week increased 4.3% to $150,626 in the first six months of fiscal 2023 from $144,365 in the first six months of fiscal 2022. Total operating weeks at North Italia increased 13.6% to 858 in the first six months of fiscal 2023 compared to 755 in the prior year. North Italia comparable sales increased approximately 8% from the first six months of fiscal 2022 and increased approximately 30% from the first six months of fiscal 2019 on an operating week basis. The increase from fiscal 2022 was primarily driven by an increase in average check of 5.6% (based on an increase of 8.0% in menu pricing, partially offset by a 2.4% negative impact from mix), as well as increased customer traffic of 2.4%.

Food and Beverage Costs

As a percentage of revenues, food and beverage costs were 23.5% and 24.1% in the first six months of fiscal 2023 and 2022, respectively, primarily due to menu price increases slightly in excess of inflation across most categories (0.9%), partially offset by favorable dairy pricing in fiscal 2022 (0.3%).

Labor Expenses

As a percentage of revenues, labor expenses were 35.7% and 36.9% in the first six months of fiscal 2023 and 2022, respectively. This decrease was primarily due to menu pricing leverage in excess of wage rate inflation (1.1%) and a decline in group medical insurance costs due to lower claim activity (0.2%) in the first quarter of fiscal 2023.

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 26.4% and 26.3% in the first six months of fiscal 2023 and 2022, respectively. This variance was primarily driven by launch costs related to our Rewards program (0.2%).

G&A Expenses

As a percentage of revenues, G&A expenses were 6.4 % and 6.1% in the first six months of fiscal 2023 and 2022, respectively. This variance was primarily driven by increases across several categories.

Preopening Costs

Preopening costs were $9.1 million and $4.7 million in the first six months of fiscal 2023 and 2022, respectively. We opened one The Cheesecake Factory, one Flower Child and three Other FRC location in the first half of fiscal 2023 compared to one North Italia and one Flower Child location in the comparable prior year period. The first six months of fiscal 2023 was negatively impacted by delays in the timing of new restaurant openings that resulted in additional cost.

Interest and Other Expense, Net

Interest and other expense, net was $4.0 million and $2.6 million for the first six months of fiscal 2023 and 2022, respectively. This increase was primarily due to higher interest on our Revolver Facility ($2.8 million).

Income Tax Provision

Our effective income tax rate was 8.6% and 9.0% for the first six months of fiscal 2023 and 2022, respectively. The decrease was primarily due to non-taxable gains in the first six months of fiscal 2023 as compared to non-deductible losses in the comparable prior year period on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan (4.0%), partially offset by a lower proportion of employment credits in relation to income before income taxes in the first six months of fiscal 2023 (3.6%).

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022	July 4, 2023	June 28, 2022

Net income	$42,675	$25,656	$70,725	$48,819
Impairment of assets and lease termination (income)/expenses	(653)	106	1,589	313
Acquisition-related contingent consideration, compensation and amortization expenses	1,287	948	2,476	1,839
Tax effect of adjustments (1)	(165)	(275)	(1,057)	(559)
Adjusted net income	$43,144	$26,435	$73,733	$50,412

Diluted net income per share	$0.87	$0.50	$1.43	$0.96
Impairment of assets and lease termination (income)/expenses	(0.01)	0.00	0.03	0.01
Acquisition-related contingent consideration, compensation and amortization expenses	0.03	0.02	0.05	0.04
Tax effect of adjustments (1)	(0.00)	(0.01)	(0.02)	(0.01)
Adjusted diluted net income per share (2)	$0.88	$0.52	$1.50	$0.99
(1)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(2)	Adjusted net income per share may not add due to rounding.

Fiscal 2023 Outlook

Based on recent trends and assuming no material operating or consumer disruptions, we anticipate total revenue for fiscal 2023 to be approximately $3.5 billion.

During fiscal 2023, we currently estimate total inflation across our commodities, total labor (factoring in the latest trends in wage rates and channel mix, as well as in other components such as payroll taxes and benefits) and other operating costs and expenses to be in the mid-single digit range. However, there remains measurable risk associated with cost fluctuations driven by the current environment. We estimate preopening costs of approximately $26 million. Based on these factors, we expect fiscal 2023 net income margin of approximately 4%.

We plan to open as many as 20 new restaurants in fiscal 2023, including as many as six The Cheesecake Factory restaurants, five North Italia restaurants and as many as nine restaurants within our FRC business, which includes three Flower Child locations. In recent years, we have encountered delays in opening new restaurants due to supply chain challenges, as well as to longer lead times in obtaining licenses and permits. We anticipate approximately $160 million to $170 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

Total revenues for the third quarter of fiscal 2023 are expected to be approximately $835 million to $855 million. We anticipate commodity inflation to be in the low-single digit range and expect labor inflation to be in the mid-single digit range. Based on these factors, we expect third quarter fiscal 2023 net income margin of approximately 2.75% at the mid-point of the estimated revenue range.

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

During the first six months of fiscal 2023, our cash and cash equivalents decreased by $23.2 million to $91.6 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 4, 2023	June 28, 2022
Cash provided by operating activities	$101.5	$87.5
Additions to property and equipment	(62.7)	(46.4)
Acquisition-related deferred consideration and compensation	(13.0)	(7.2)
Common stock dividends paid	(27.0)	(14.3)
Treasury stock purchases, inclusive of excise tax	(21.7)	(14.8)

Cash Provided by Operating Activities

Cash flows from operations increased by $14.0 million from the first six months of fiscal 2022 primarily due to higher net income and lower incentive compensation paid in the first six months of fiscal 2023 compared to the first six months of fiscal 2022. These factors were partially offset by timing of accounts payable disbursements in relation to the fiscal 2022 versus 2021 year-end dates and the sales tax liabilities due to increased sales at fiscal 2022 year end. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $37.8 million and $21.7 million for the first six months of fiscal 2023 and 2022, respectively. Capital expenditures also included $22.0 million and $22.4 million for our existing restaurants and $2.9 million and $2.3 million for bakery and corporate capacity and infrastructure investments in the first six months of fiscal 2023 and 2022, respectively.

We opened five restaurants in the first six months of fiscal 2023 comprised of one The Cheesecake Factory, one Flower Child and three Other FRC locations compared to one North Italia and one Flower Child location in the first six months of fiscal 2022. We expect to open as many as 20 new restaurants in fiscal 2023 across our portfolio of concepts. We anticipate approximately $160 million to $170 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

Acquisition-Related Deferred Consideration and Compensation

During the six months of fiscal 2023 and 2022, we made payments of $13.0 million and $7.2 million, respectively, for contingent consideration and compensation related to the FRC acquisition.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. As of July 4, 2023, the conversion rate for the Notes was 13.2717 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $75.35 per share of common stock. In connection with the cash dividend that was declared by our Board on July 27, 2023, on August 15, 2023 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Notes.)

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. As of July 4, 2023, we had net availability for borrowings of $238.5 million, based on a $130.0 million outstanding debt balance and $31.5 million in standby letters of credit under the Revolver Facility.

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

Common Stock Dividends

Common stock dividends of $27.0 million and $14.3 million were paid in the first six months of fiscal 2023 and 2022, respectively. This increase is primarily due to the resumption of our quarterly dividend in the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Amended Credit Agreement. As further discussed in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, in July 2023, our Board declared a quarterly dividend to be paid in August 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 55.8 million shares at a total cost of $1,787.3 million, excluding excise tax, through July 4, 2023. We repurchased 0.6 million shares at a cost of $21.7 million, excluding excise tax, during the first six months of fiscal 2023 compared to 0.5 million shares at a cost of $14.8 million during the comparable fiscal 2022 period. This increase is primarily due to the resumption of our share repurchase program in the second quarter of fiscal 2022. The remaining variance represents the change in repurchases made to satisfy tax withholding obligations on vested restricted share awards.

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

As of July 4, 2023, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

The cost of products and services used in our operations is subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as geopolitical events, economic conditions or other unforeseen circumstances. Climate change may further exacerbate a number of these factors. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest. The aggregate impact of these and other factors contributed to significant cost inflation. While we have seen improvements in many of these areas, the absolute level of commodity costs has remained elevated contributing to ongoing inflation above historical levels.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2023, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of July 4, 2023, we had no hedging contracts in place. Commodities not subject to fixed price and volume agreements can be subject to unforeseen supply and cost fluctuations, which at times may be significant.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For second quarter of both fiscal 2023 and 2022, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.0 million.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Loan Agreement that is indexed to market rates. Based on outstanding borrowings at both July 4, 2023 and January 3, 2023, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at July 4, 2023 and January 3, 2023, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $2.0 million at both July 4, 2023 and January 3, 2023.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 4, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 4, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended July 4, 2023 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share (2)	or Programs	Programs
April 5 — May 9, 2023	221	$33.18	221	5,284
May 10 — June 6, 2023	6	32.99	—	5,278
June 7 — July 4, 2023	53	33.50	49	5,225
Total	280		270
(1)	The total number of shares purchased includes 10,683 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

(2)The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 55.8 million shares at a total cost of $1,787.3 million, excluding excise tax, through July 4, 2023 with 0.3 million shares repurchased at a cost of $9.3 million, excluding excise tax, during the second quarter of fiscal 2023. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Item 5. Other information.

During the fiscal quarter ended July 4, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated, amended and restated on October 26, 2022	8-K	000-20574	3.1	11/1/22
10.1	Amended Employment Agreement for David Overton, dates as of April 5, 2023	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 4, 2023, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2023	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)