Form 10-Q
period 2023-10-03
CHEESECAKE FACTORY INC
filed 2023-11-06
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2023

or

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

As of October 30, 2023, 50,773,123 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 3,	January 3,
	2023	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,987	$114,777
Accounts and other receivables	70,236	105,511
Income taxes receivable	23,923	21,522
Inventories	58,672	55,559
Prepaid expenses	55,558	48,399
Total current assets	272,376	345,768
Property and equipment, net	777,669	746,051
Other assets:
Intangible assets, net	251,529	251,524
Operating lease assets	1,307,345	1,268,986
Other	167,971	162,891
Total other assets	1,726,845	1,683,401
Total assets	$2,776,890	$2,775,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53,392	$66,638
Gift card liabilities	180,200	219,808
Operating lease liabilities	144,488	139,099
Other accrued expenses	240,440	231,133
Total current liabilities	618,520	656,678

Long-term debt	469,543	468,032
Operating lease liabilities	1,246,819	1,233,497
Other noncurrent liabilities	120,364	125,010
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 107,097,507 shares issued and 50,872,707 shares outstanding at October 3, 2023 and 106,323,117 shares issued and 51,173,597 shares outstanding at January 3, 2023	1,071	1,063
Additional paid-in capital	906,458	887,485
Retained earnings	1,217,271	1,170,078
Treasury stock inclusive of excise tax, 56,224,800 and 55,149,520 shares at cost at October 3, 2023 and January 3, 2023, respectively	(1,802,090)	(1,765,641)
Accumulated other comprehensive loss	(1,066)	(982)
Total stockholders’ equity	321,644	292,003
Total liabilities and stockholders’ equity	$2,776,890	$2,775,220

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME/(LOSS)

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022

Revenues	$830,210	$784,001	$2,562,494	$2,410,354

Costs and expenses:
Food and beverage costs	194,733	197,774	602,051	590,457
Labor expenses	301,663	293,040	919,340	893,322
Other operating costs and expenses	229,534	217,009	687,459	643,844
General and administrative expenses	54,209	50,324	162,766	149,638
Depreciation and amortization expenses	22,837	22,651	69,124	66,764
Impairment of assets and lease termination expenses	48	—	1,637	313
Acquisition-related contingent consideration, compensation and amortization expenses	1,414	1,081	3,890	2,920
Preopening costs	6,742	4,327	15,800	9,038
Total costs and expenses	811,180	786,206	2,462,067	2,356,296
Income/(loss) from operations	19,030	(2,205)	100,427	54,058
Interest and other expense, net	(2,027)	(1,315)	(6,069)	(3,906)
Income/(loss) before income taxes	17,003	(3,520)	94,358	50,152
Income tax (benefit)/provision	(942)	(1,122)	5,688	3,731
Net income/(loss)	$17,945	$(2,398)	$88,670	$46,421

Net income/(loss) per share:
Basic	$0.37	$(0.05)	$1.83	$0.93
Diluted (Note 10)	$0.37	$(0.05)	$1.80	$0.92

Weighted-average shares outstanding:
Basic	48,281	49,653	48,489	50,124
Diluted	48,985	49,653	49,197	50,708

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022

Net income/(loss)	$17,945	$(2,398)	$88,670	$46,421
Other comprehensive loss:
Foreign currency translation adjustment	(411)	(724)	(84)	(769)
Other comprehensive loss	(411)	(724)	(84)	(769)
Total comprehensive income/(loss)	$17,534	$(3,122)	$88,586	$45,652

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the thirty-nine weeks ended October 3, 2023:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss/(Income)	Total
Balance, January 3, 2023	106,323	$1,063	$887,485	$1,170,078	$(1,765,641)	$(982)	$292,003
Net income	—	—	—	28,050	—	—	28,050
Foreign currency translation adjustment	—	—	—	—	—	147	147
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,929)	—	—	(13,929)
Stock-based compensation	628	6	5,938	—	—	—	5,944
Treasury stock purchases	—	—	—	—	(12,376)	—	(12,376)
Balance, April 4, 2023	106,951	$1,069	$893,423	$1,184,199	$(1,778,017)	$(835)	$299,839
Net income	—	—	—	42,675	—	—	42,675
Foreign currency translation adjustment	—	—	—	—	—	180	180
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,759)	—	—	(13,759)
Stock-based compensation	92	1	6,369	—	—	—	6,370
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(9,402)	—	(9,402)
Balance, July 4, 2023	107,043	$1,070	$899,792	$1,213,115	$(1,787,419)	$(655)	$325,903
Net income	—	—	—	17,945	—	—	17,945
Foreign currency translation adjustment	—	—	—	—	—	(411)	(411)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,789)	—	—	(13,789)
Stock-based compensation	55	1	6,666	—	—	—	6,667
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(14,671)	—	(14,671)
Balance, October 3, 2023	107,098	$1,071	$906,458	$1,217,271	$(1,802,090)	$(1,066)	$(321,644)

For the thirty-nine weeks ended September 27, 2022:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss)/Income	Total
Balance, December 28, 2021	105,366	$1,054	$862,758	$1,169,150	$(1,702,509)	$(287)	$330,166
Net income	—	—	—	23,163	—	—	23,163
Foreign currency translation adjustment	—	—	—	—	—	255	255
Cash dividends declared common stock, net of forfeitures	—	—	—	22	—	—	22
Stock-based compensation	608	6	5,569	—	—	—	5,575
Common stock issued under stock-based compensation plans	55	—	83	—	—	—	83
Treasury stock purchases	—	—	—	—	(3,938)	—	(3,938)
Balance, March 29, 2022	106,029	$1,060	$868,410	$1,192,335	$(1,706,447)	$(32)	$355,326
Net income	—	—	—	25,656	—	—	25,656
Foreign currency translation adjustment	—	—	—	—	—	(300)	(300)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(14,260)	—	—	(14,260)
Stock-based compensation	(40)	—	6,141	—	—	—	6,141
Common stock issued under stock-based compensation plans	41	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	(10,879)	—	(10,879)
Balance, June 28, 2022	106,030	$1,060	$874,551	$1,203,731	$(1,717,326)	$(332)	$361,684
Net loss	—	—	—	(2,398)	—	—	(2,398)
Foreign currency translation adjustment	—	—	—	—	—	(724)	(724)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(14,053)	—	—	(14,053)
Stock-based compensation	94	1	5,664	—	—	—	5,665
Common stock issued under stock-based compensation plans	32	1	—	—	—	—	1
Treasury stock purchases	—	—	—	—	(26,679)	—	(26,679)
Balance, September 27, 2022	106,156	$1,062	$880,215	$1,187,280	$(1,744,005)	$(1,056)	$323,496

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022
Cash flows from operating activities:
Net income	$88,670	$46,421
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	69,124	66,764
Impairment of assets and lease termination (income)/expense	(753)	250
Deferred income taxes	1,613	(2,633)
Stock-based compensation	18,850	17,220
Changes in assets and liabilities:
Accounts and other receivables	32,107	23,835
Income taxes receivable/payable	(2,401)	12,481
Inventories	(3,113)	(19,442)
Prepaid expenses	(7,159)	5,487
Operating lease assets/liabilities	(18,572)	(13,758)
Other assets	(6,086)	18,447
Accounts payable	(10,985)	11,177
Gift card liabilities	(39,608)	(36,448)
Other accrued expenses	28,859	(30,904)
Cash provided by operating activities	150,546	98,897
Cash flows from investing activities:
Additions to property and equipment	(99,923)	(78,053)
Additions to intangible assets	(567)	(489)
Other	(158)	485
Cash used in investing activities	(100,648)	(78,057)
Cash flows from financing activities:
Acquisition-related deferred consideration and compensation	(24,243)	(7,187)
Proceeds from exercise of stock options	—	84
Common stock dividends paid	(40,126)	(28,350)
Treasury stock purchases	(36,260)	(41,496)
Cash used in financing activities	(100,629)	(76,949)
Foreign currency translation adjustment	(59)	(361)
Net change in cash and cash equivalents	(50,790)	(56,470)
Cash and cash equivalents at beginning of period	114,777	189,627
Cash and cash equivalents at end of period	$63,987	$133,157

Supplemental disclosures:
Interest paid	$6,386	$4,706
Income taxes paid	$7,068	$13,603
Construction payable	$7,086	$10,545

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

COVID-19 Pandemic and Other Impacts to our Operating Environment

During fiscal 2022, the COVID-19 pandemic continued to affect our business during periods of accelerated case counts in which we experienced increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. Along with the COVID-19 pandemic, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Some of these factors have continued to impact our operating results in fiscal 2023, contributing to significantly increased commodity and other costs. We have also encountered delays in opening new restaurants primarily due to delays in permitting and landlord readiness, as well as supply chain challenges.

The ongoing impact of geopolitical and macroeconomic events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delays in new restaurant openings. For more information regarding the risks to our business relating to the COVID-19 pandemic and other geopolitical and macroeconomic events, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2023.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	October 3, 2023
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$84,960	$—	$—
Non-qualified deferred compensation liabilities	(84,786)	—	—
Acquisition-related deferred consideration	—	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(18,015)

	January 3, 2023
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$78,542	$—	$—
Non-qualified deferred compensation liabilities	(78,286)	—	—
Acquisition-related deferred consideration	—	(10,751)	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(28,565)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022

Beginning balance	$28,565	$23,894
Payment	(12,994)	(7,187)
Change in fair value	2,444	1,707
Ending balance	$18,015	$18,414

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liabilities at October 3, 2023 was $0 to $276.0 million. Results could change materially if different estimates and assumptions were used. During the first nine months of fiscal 2023 and fiscal 2022, we made payments of $13.0 million and $7.2 million, respectively, per the Fox Restaurant Concept LLC (“FRC”) acquisition agreement.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts due to their short duration.

As of October 3, 2023, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of October 3, 2023 was $279.8 million and was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the Notes was primarily due to a decline in our stock price from the date of the issuance of the Notes. See Note 5 for further discussion of the Notes.

3.  Inventories

Inventories consisted of (in thousands):

	October 3, 2023	January 3, 2023
Restaurant food and supplies	$30,567	$30,783
Bakery finished goods and work in progress	18,883	17,250
Bakery raw materials and supplies	9,222	7,526
Total	$58,672	$55,559

4.  Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Gift card liabilities:
Beginning balance	$187,483	$182,295	$219,808	$211,182
Activations	17,968	20,650	63,284	69,847
Redemptions and breakage	(25,251)	(28,220)	(102,892)	(106,304)
Ending balance	$180,200	$174,725	$180,200	$174,725

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Gift card contract assets:
Beginning balance	$17,369	$17,061	$19,886	$18,468
Deferrals	2,509	2,268	7,823	8,159
Amortization	(3,914)	(3,674)	(11,745)	(10,972)
Ending balance	$15,964	$15,655	$15,964	$15,655

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

On October 6, 2022, we repaid the outstanding balance under the then-existing credit agreement and borrowed the same amount on the Revolver Facility. As of October 3, 2023, we had net availability for borrowings of $236.5 million, based on a $130.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Amended Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90. The Amended Net Adjusted Leverage Ratio includes a rental expense multiplier of six. As of October 3, 2023, we were in compliance with all the foregoing covenants in effect at that date.

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

The Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of October 3, 2023, the conversion rate for the Notes was 13.3775 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $74.75 per share of common stock. In connection with the cash dividend that was declared by our Board on October 26, 2023, on November 14, 2023 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms.

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

As of October 3, 2023, the Notes had a gross principal balance of $345.0 million and a balance of $339.5 million, net of unamortized issuance costs of $5.5 million. Total amortization expense was $0.5 million and $1.5 million during thirteen and thirty-nine weeks ended October 3, 2023, respectively. Total amortization expense was $0.5 million and $1.5 million during thirteen and thirty-nine weeks ended September 27, 2022, respectively. The effective interest rate for the Notes was 0.96% as of October 3, 2023.

6. Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Operating	$36,620	$34,629	$107,888	$102,282
Variable	20,414	19,723	64,726	60,073
Short-term	32	27	111	80
Total	$57,066	$54,379	$172,725	$162,435

Supplemental information related to leases (in thousands):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$108,642	$102,675
Right-of-use assets obtained in exchange for new operating lease liabilities	48,944	51,436

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

8.  Stockholders’ Equity

Common Stock – Dividends and Share Repurchases

On July 27, 2023, our Board declared a quarterly cash dividend of $0.27 per share that was paid on August 29, 2023 to the stockholders of record of each share of our common stock at the close of business on August 16, 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Notes 5 and 12 for further discussion of our long-term debt and dividends declared subsequent to October 3, 2023, respectively.)

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 56.2 million shares at a total cost of $1,801.9 million, excluding excise tax, through October 3, 2023, with 0.5 million shares and 1.1 million shares repurchased at a cost of $14.6 million and $36.3 million, excluding excise tax during the thirteen and thirty-nine weeks ended October 3, 2023, respectively. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

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

9.  Stock-Based Compensation

We maintain stock-based incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members, consultants and non-employee directors. The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022

Labor expenses	$2,365	$2,237	$7,153	$6,621
Other operating costs and expenses	76	74	227	224
General and administrative expenses	4,182	3,302	11,470	10,375
Total stock-based compensation	6,623	5,613	18,850	17,220
Income tax benefit	1,653	1,379	4,706	4,229
Total stock-based compensation, net of taxes	$4,970	$4,234	$14,144	$12,991

Capitalized stock-based compensation (1)	$44	$52	$131	$161
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the condensed consolidated balance sheets.

Stock Options

We did not issue any stock options during the third quarter of fiscal 2023 and fiscal 2022. Stock option activity during the thirty-nine weeks ended October 3, 2023 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 3, 2023	1,685	$46.11	4.2	$—
Granted	40	40.42
Exercised	—	—
Forfeited or cancelled	(175)	48.01
Outstanding at October 3, 2023	1,550	$45.75	4.0	$—

Exercisable at October 3, 2023	1,199	$47.11	3.4	$—
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period-end date.

There were no options exercised during the thirteen and thirty-nine weeks ended October 3, 2023. There were no options exercised during the third quarter of fiscal 2022. The total intrinsic value of options exercised during the thirty-nine weeks ended September 27, 2022 was $4.9 million. As of October 3, 2023, total unrecognized stock-based compensation expense related to unvested stock options was $1.9 million, which we expect to recognize over a weighted-average period of approximately 1.6 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended October 3, 2023 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at January 3, 2023	2,512	$41.93
Granted	887	38.75
Vested	(459)	43.24
Forfeited	(110)	39.78
Outstanding at October 3, 2023	2,830	$40.81

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the third quarter of fiscal 2023 and 2022 was $36.81 and $28.59, respectively. The fair value of shares that vested during the thirteen and thirty-nine weeks ended October 3, 2023 was $3.3 million and $19.9 million, respectively. The fair value of shares that vested during the thirteen and thirty-nine weeks ended September 27, 2022 was $1.9 million and $16.4 million, respectively. As of October 3, 2023, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $59.5 million, which we expect to recognize over a weighted-average period of approximately 3.0 years.

10.  Net Income/(Loss) Per Share

Basic net income/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of October 3, 2023 and September 27, 2022, 2.8 million and 2.4 million shares, respectively, of restricted stock and restricted stock units issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

Diluted net income/(loss) per share is computed by dividing net income/(loss) by the weighted-average number of common stock equivalents outstanding for the period. Common stock equivalents for the Notes are determined by application of the if-converted method, and common stock equivalents for outstanding stock options, restricted stock and restricted stock units are determined by the application of the treasury stock method.

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022

	(In thousands, except per share data)
Net income/(loss)	$17,945	$(2,398)	$88,670	$46,421

Basic weighted-average shares outstanding	48,281	49,653	48,489	50,124
Dilutive effect of equity awards (1)	704	—	708	584
Diluted weighted-average shares outstanding	48,985	49,653	49,197	50,708

Basic net income/(loss) per share	$0.37	$(0.05)	$1.83	$0.93

Diluted net income/(loss) per share	$0.37	$(0.05)	$1.80	$0.92
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 2.8 million and 3.3 million for October 3, 2023 and September 27, 2022, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Revenues:
The Cheesecake Factory restaurants	$628,140	$602,902	$1,936,621	$1,853,576
North Italia	62,417	54,113	191,654	163,108
Other FRC	58,642	52,193	193,010	171,045
Other	81,011	74,793	241,209	222,625
Total	$830,210	$784,001	$2,562,494	$2,410,354

Income/(loss) from operations:
The Cheesecake Factory restaurants	$67,637	$42,122	$231,700	$169,893
North Italia	4,081	1,655	15,314	10,381
Other FRC	1,036	4,109	15,826	18,231
Other	(53,724)	(50,091)	(162,413)	(144,447)
Total	$19,030	$(2,205)	$100,427	$54,058

Depreciation and amortization:
The Cheesecake Factory restaurants	$15,702	$15,874	$47,955	$47,736
North Italia	1,578	1,556	4,713	4,076
Other FRC	1,891	1,661	5,627	4,712
Other	3,666	3,560	10,829	10,240
Total	$22,837	$22,651	$69,124	$66,764

Impairment of assets and lease termination expenses/(income):
The Cheesecake Factory restaurants	$29	$—	$160	$(59)
North Italia	—	—	—	—
Other FRC	—	—	55	—
Other	19	—	1,422	372
Total	$48	$—	$1,637	$313

Preopening costs:
The Cheesecake Factory restaurants	$3,861	$2,757	$8,401	$5,163
North Italia	1,068	1,341	2,132	2,755
Other FRC	1,764	84	4,483	357
Other	49	145	784	763
Total	$6,742	$4,327	$15,800	$9,038

Capital expenditures:
The Cheesecake Factory restaurants	$22,973	$19,176	$54,729	$48,097
North Italia	6,573	3,281	19,583	11,110
Other FRC	4,459	5,175	15,629	11,014
Other	3,258	4,039	9,982	7,832
Total	$37,263	$31,671	$99,923	$78,053

	October 3, 2023	January 3, 2023
Total assets:
The Cheesecake Factory restaurants	$1,562,081	$1,625,073
North Italia	332,502	306,642
Other FRC	370,955	301,618
Other	511,352	541,887
Total	$2,776,890	$2,775,220

12.  Subsequent Events

On October 26, 2023, our Board declared a quarterly cash dividend of $0.27 per share to be paid on November 28, 2023 to the stockholders of record of each share of our common stock at the close of business on November 15, 2023.

On October 26, 2023, our Board approved the adoption of a stock repurchase plan intended to qualify for safe harbor protection in accordance with Rule 10b5-1 Plan of the Securities Act of 1934, as amended. This plan will be effective from December 4, 2023 through May 24, 2024.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of geopolitical and macroeconomic factors on our financial condition and our results of operations, financial guidance and projections as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, corporate strategy, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including, increasing wage rates and insurance costs, and stabilize margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand our concept internationally; support the growth of North Italia and other FRC restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; pandemic and related containment measures, including the potential for quarantines or restriction on in-person dining; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia and the FRC concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; changes in laws impacting our business, increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development and related permitting; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; changes in laws impacting our business; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

COVID-19 Pandemic and Other Impacts to our Operating Environment

During fiscal 2022, the COVID-19 pandemic continued to affect our business during periods of accelerated case counts in which we experienced increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. Along with the COVID-19 pandemic, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Some of these factors have continued to impact our operating results in fiscal 2023, contributing to significantly increased commodity and other costs. We have also encountered delays in opening new restaurants due to delays in permitting and landlord readiness, as well as supply chain challenges.

The ongoing impact of geopolitical and macroeconomic events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delays in new restaurant openings. For more information regarding the risks to our business relating to the COVID-19 pandemic and other geopolitical and macroeconomic events, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 3, 2023.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 325 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (213 locations), North Italia® (33 locations), Flower Child® (31 locations) and a collection of other FRC brands (39 locations). Internationally, 31 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Investing in new Company-owned restaurant development is our top long-term capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets. We plan to continue expanding The Cheesecake Factory and North Italia concepts, and in addition, our FRC subsidiary serves as an incubation engine, creating additional concepts for potential future growth. For The Cheesecake Factory concept, we target an average cash-on-cash return on investment of approximately 20% to 25% at the unit level, calculated by dividing restaurant-level profit (earnings before interest, taxes, depreciation and amortization and preopening costs) by our cash investment. We target an average cash-on-cash return on investment of approximately 35% for the North Italia concept and 25% to 30% for the FRC concepts. Returns are affected by the cost to build restaurants, the level of revenues that each restaurant can deliver and our ability to maximize the profitability of restaurants. Investing in new restaurant development that meets our return-on-investment criteria is expected to support achieving mid-teens Company-level return on invested capital.

Our overall revenue growth is primarily driven by revenues from new restaurant openings and increases in comparable restaurant sales.

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and maintaining customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining, as we believe there is opportunity for a longer-term elevation of our off-premise mix compared to pre-COVID-19 pandemic levels. We are continuing our efforts on a number of initiatives, including menu innovation, a greater focus on increasing customer throughput in our restaurants, leveraging our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, augmenting our marketing programs, including the nationwide launch of a guest rewards program, enhancing our training programs and leveraging our customer satisfaction measurement platform.

Average check variations are driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances supporting both our margin objectives and customer traffic levels. Prior to fiscal 2022, we targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. In the first quarter of fiscal 2022, we started implementing menu price increases above our historical levels, including an incremental price increase in the fourth quarter of fiscal 2022, to help offset significant inflationary cost pressures. Current and future near-term pricing actions may also be at levels above historical norms to keep pace with any significant cost increases. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative (“G&A”) expenses and preopening expenses. Our objective is to recapture our pre-COVID-19 pandemic margins and longer-term to drive margin expansion, by leveraging incremental sales to increase restaurant-level margins at The Cheesecake Factory concept, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense over time, and optimizing our restaurant portfolio. In October 2023, we announced plans for a third bakery production facility.

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

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs	23.5	25.2	23.5	24.5
Labor expenses	36.3	37.4	35.9	37.1
Other operating costs and expenses	27.6	27.7	26.7	26.7
General and administrative expenses	6.5	6.4	6.4	6.2
Depreciation and amortization expenses	2.8	2.9	2.7	2.8
Impairment of assets and lease termination expenses	0.0	—	0.1	0.0
Acquisition-related contingent consideration, compensation and amortization expenses	0.2	0.1	0.2	0.1
Preopening costs	0.8	0.6	0.6	0.4
Total costs and expenses	97.7	100.3	96.1	97.8
Income/(loss) from operations	2.3	(0.3)	3.9	2.2
Interest and other expense, net	(0.3)	(0.1)	(0.2)	(0.1)
Income/(loss) before income taxes	2.0	(0.4)	3.7	2.1
Income tax (benefit)/provision	(0.2)	(0.1)	0.2	0.2
Net income/(loss)	2.2%	(0.3)%	3.5%	1.9%

Thirteen Weeks Ended October 3, 2023 Compared to Thirteen Weeks Ended September 27, 2022

Revenues

Revenues increased 5.9% to $830.2 million for the fiscal quarter ended October 3, 2023 compared to $784.0 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales, as well as additional revenue related to new restaurant openings.

The Cheesecake Factory average sales per restaurant operating week increased 2.3% to $227,917 in the third quarter of fiscal 2023 from $222,884 in the third quarter of fiscal 2022. Total operating weeks at The Cheesecake Factory restaurants increased 1.9% to 2,756 in the third quarter of fiscal 2023 compared to 2,705 in the prior year. The Cheesecake Factory comparable sales increased by 2.4%, or $14.4 million, from the third quarter of fiscal 2022 and increased 12.6% from the third quarter of fiscal 2019 on an operating week basis. The increase from fiscal 2022 was primarily driven by an increase in average check of 3.4% (based on an increase of 9.5% in menu pricing, partially offset by 6.1% negative impact from menu mix), partially offset by decreased customer traffic of 1.0%. We implemented effective menu price increases of approximately 2.8%, 3.5% and 2.0% in the fourth quarter of fiscal 2022 and the first and third quarters of fiscal 2023, respectively. Sales through the off-premise channel comprised approximately 21% of our restaurant sales during the third quarter of fiscal 2023 as compared to 23% in the third quarter of fiscal 2022. However, off-premise sales mix remained elevated versus the pre-pandemic level of 15% during the third quarter of fiscal 2019. Historically we have experienced a lower off-premise mix during the third quarter. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most are for more than one customer. In turn, the lower mix of sales in the off-premise channel during the third quarter of fiscal 2023 compared to the prior year third quarter comprised approximately 1% of the negative change in mix with a positive correlative impact to traffic. In addition, both traffic and mix declined relative to the higher traffic levels and incident rates associated with the post pandemic surge that benefited our third quarter of fiscal 2022. However, incident rates remained elevated versus pre-pandemic levels, and traffic outperformed the broader casual dining industry despite the softening sales environment.

North Italia average sales per restaurant operating week increased 6.2% to $145,494 in the third quarter of fiscal 2023 from $136,994 in the third quarter of fiscal 2022. Total operating weeks at North Italia increased 8.6% to 429 in the third quarter of fiscal

2023 compared to 395 in the prior year. North Italia comparable sales increased approximately 8% from the third quarter of fiscal 2022 and increased approximately 28% from the third quarter of fiscal 2019 on an operating week basis. The increase from fiscal 2022 was primarily driven by an increase in average check of 5.5% (based on an increase of 8.2% in menu pricing, partially offset by a 2.7% negative impact from menu mix), as well as increased customer traffic of 2.7%. We implemented effective menu price increases of approximately 4.25% and 4.00% in the fourth quarter of fiscal 2022 and the second quarter of fiscal 2023, respectively. We are in the process of implementing an approximate 3.7% price increase in the fourth quarter of fiscal 2023.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. As of October 3, 2023, there were six The Cheesecake Factory restaurants and four North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party customers. As a percentage of revenues, food and beverage costs were 23.5% and 25.2% in the third quarters of fiscal 2023 and 2022, respectively, primarily due to menu price increases that were slightly in excess of inflation across most categories (1.5%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 36.3% and 37.4% in the third quarters of fiscal 2023 and 2022, respectively. This decrease was primarily due to menu price increases in excess of wage rate inflation and improved restaurant staffing levels (1.2%), as well as lower group medical costs due to lower claim activity (0.3%), partially offset by higher production labor in our bakery (0.2%).

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, and incentive compensation, as well as bakery production overhead. As a percentage of revenues, other operating costs and expenses were 27.6% and 27.7% in the third quarters of fiscal 2023 and 2022, respectively. This variance was primarily driven by lower utility costs due to higher rates in 2022 (0.2%) and lower off-premise costs due to sales mix (0.2%), offset by launch costs related to our Rewards program (0.3%), higher bakery production overhead expense (0.3%) and increased workers’ compensation insurance costs due to higher claim activity (0.2%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.5% and 6.4% in third quarters of fiscal 2023 and 2022, respectively.

Preopening Costs

Preopening costs were $6.7 million and $4.3 million in the third quarters of fiscal 2023 and 2022, respectively. This increase was partially due to the mix of new restaurant openings, as we opened two The Cheesecake Factory locations in the third quarter of fiscal 2023 compared to one The Cheesecake Factory, one North Italia restaurant and one Other FRC location in the comparable prior year period. The third quarter of fiscal 2023 was also negatively impacted by delays in the timing of new restaurant openings that resulted in additional costs. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Interest and Other Expense, Net

Interest and other expense, net was $2.0 million and $1.3 million for the third quarters of fiscal 2023 and 2022, respectively. This increase was primarily due to higher interest on our Revolver Facility ($1.0 million).

Income Tax (Benefit)/Provision

Our effective income tax rate was (5.5%) and 31.9% for the third quarters of fiscal 2023 and 2022, respectively. The decrease was primarily due to a cumulative benefit recorded in the fiscal 2022 third quarter tax provision resulting from a decline in annual forecasted income before taxes from the second quarter to the third quarter of fiscal 2022 (63.4%) and a lower proportion of state taxes expense in relation to income before taxes (9.5%). These factors were partially offset by a lower proportion of non-taxable gains in relation to income before taxes in the third quarter of fiscal 2023 as compared to non-deductible losses in relation to income before taxes in the comparable prior year period on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan (“Non-Qualified Plans”) (15.5%), a lower proportion of employment credits in relation to income before income taxes (12.2%), and a higher proportion of tax shortfall related to equity compensation in relation to income before taxes (3.0%).

Thirty-Nine Weeks Ended October 3, 2023 Compared to Thirty-Nine Weeks Ended September 27, 2022

Revenues

Revenues increased 6.3% to $2,562.5 million for the first nine months of 2023 compared to $2,410.4 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales, as well as additional revenue related to new restaurant openings.

The Cheesecake Factory average sales per restaurant operating week increased 3.0% to $235,398 in the first nine months of fiscal 2023 from $228,470 in the first nine months of fiscal 2022. Total operating weeks at The Cheesecake Factory restaurants increased 1.4% to 8,227 in the first nine months of fiscal 2023 compared to 8,113 in the prior year. Because our strong sales week between Christmas and New Year’s Day was captured as the 53rd week of fiscal 2022, that high-volume week was replaced with an average sales week in the first quarter of 2023. This negatively impacted revenues by approximately $10 million in the first quarter of fiscal 2023. The Cheesecake Factory comparable sales increased by 3.2%, or $58.4 million, from the first nine months of fiscal 2022 and increased 13.9% from the first nine months of fiscal 2019 on an operating week basis. The increase from fiscal 2022 was primarily driven by an increase in average check of 4.5% (based on an increase of 10.2% in menu pricing, partially offset by 5.7% negative impact from menu mix), partially offset by decreased customer traffic of 1.3%. Sales through the off-premise channel comprised approximately 22% of our restaurant sales during the first nine months of fiscal 2023 as compared to 25% in the first nine months of fiscal 2022. However, off-premise sales mix remains elevated versus the pre-pandemic level of 16% during the first nine months of fiscal 2019.

North Italia average sales per restaurant operating week increased 5.0% to $148,915 in the first nine months of fiscal 2023 from $141,833 in the first nine months of fiscal 2022. Total operating weeks at North Italia increased 11.9% to 1,287 in the first nine months of fiscal 2023 compared to 1,150 in the prior year. North Italia comparable sales increased approximately 8% from the first nine months of fiscal 2022 and increased approximately 30% from the first nine months of fiscal 2019 on an operating week basis. The increase from fiscal 2022 was primarily driven by an increase in average check of 5.6% (based on an increase of 8.0% in menu pricing, partially offset by a 2.4% negative impact from mix), as well as increased customer traffic of 2.4%.

Food and Beverage Costs

As a percentage of revenues, food and beverage costs were 23.5% and 24.5% in the first nine months of fiscal 2023 and 2022, respectively, primarily due to menu price increases slightly in excess of inflation across most categories (1.1%), partially offset by favorable dairy pricing in fiscal 2022.

Labor Expenses

As a percentage of revenues, labor expenses were 35.9% and 37.1% in the first nine months of fiscal 2023 and 2022, respectively. This decrease was primarily due to menu price increases in excess of wage rate inflation (1.1%) and a decline in group medical insurance costs due to lower claim activity (0.2%).

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 26.7% in the first nine months of both fiscal 2023 and 2022, respectively. This variance was primarily driven by higher marketing costs, including the launch costs related to our Rewards program (0.3%), partially offset by a decrease in off-premise costs due to sales mix (0.2%).

G&A Expenses

As a percentage of revenues, G&A expenses were 6.4 % and 6.2% in the first nine months of fiscal 2023 and 2022, respectively.

Preopening Costs

Preopening costs were $15.8 million and $9.0 million in the first nine months of fiscal 2023 and 2022, respectively. This increase was partially due to the mix of new restaurant openings, as we opened three The Cheesecake Factory, one Flower Child and three Other FRC location in the first three quarters of fiscal 2023 compared to one The Cheesecake Factory, two North Italia, one Other FRC and one Flower Child location in the comparable prior year period. The first nine months of fiscal 2023 was also negatively impacted by delays in the timing of new restaurant openings that resulted in additional costs.

Interest and Other Expense, Net

Interest and other expense, net was $6.1 million and $3.9 million for the first nine months of fiscal 2023 and 2022, respectively. This increase was primarily due to higher interest on our Revolver Facility ($3.3 million).

Income Tax (Benefit)/Provision

Our effective income tax rate was 6.0% and 7.4% for the first three quarters of fiscal 2023 and 2022, respectively. The decrease was primarily due to non-taxable gains in the first three quarters of fiscal 2023 as compared to non-deductible losses in the comparable prior year period on our investments in variable life insurance contracts used to support our Non-Qualified Plans (5.3%), a lower proportion of state taxes expense in relation to income before taxes (1.2%) and interest accrued on our fiscal 2020 loss carryback (1.1%) in the first three quarters of fiscal 2023. These factors were partially offset by a lower proportion of employment credits in relation to income before taxes (6.9%).

Non-GAAP Measures

Adjusted net income/(loss) and adjusted diluted net income/(loss) per share are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly-titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net income/(loss) and diluted net income/(loss) per share the impact of items we do not consider indicative of our ongoing operations. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income and diluted net income/(loss) per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022	October 3, 2023	September 27, 2022

Net income/(loss)	$17,945	$(2,398)	$88,670	$46,421
Impairment of assets and lease termination expenses	48	—	1,637	313
Acquisition-related contingent consideration, compensation and amortization expenses	1,414	1,081	3,890	2,920
Tax effect of adjustments (1)	(380)	(281)	(1,437)	(840)
Adjusted net income/(loss)	$19,027	$(1,598)	$92,760	$48,814

Diluted net income/(loss) per share	$0.37	$(0.05)	$1.80	$0.92
Impairment of assets and lease termination expenses	0.00	—	0.03	0.01
Acquisition-related contingent consideration, compensation and amortization expenses	0.03	0.02	0.08	0.06
Tax effect of adjustments (1)	(0.01)	(0.01)	(0.03)	(0.02)
Adjusted diluted net income/(loss) per share (2)	$0.39	$(0.03)	$1.89	$0.96
(1)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(2)	Adjusted net income per share may not add due to rounding.

Fiscal 2023 Outlook

Based on recent trends and assuming no material operating or consumer disruptions, we anticipate total revenue for fiscal 2023 to be approximately $3.45 billion.

During fiscal 2023, we currently estimate total inflation across our commodities, total labor (factoring in the latest trends in wage rates and channel mix, as well as in other components such as payroll taxes and benefits) and other operating costs and expenses to be in the mid-single digit range. However, there remains measurable risk associated with cost fluctuations driven by the current environment. We estimate preopening costs of approximately $26 million. Based on these factors, we expect fiscal 2023 net income margin of approximately 3.8%.

We plan to open as many as 16 new restaurants in fiscal 2023, with as many as nine openings in the fourth quarter of fiscal 2023. These included as many as five The Cheesecake Factory restaurants, four North Italia restaurants and as many as seven restaurants within our FRC business, which includes one Flower Child location. In recent years, including fiscal 2023, we have encountered delays in opening new restaurants due to longer lead times in obtaining licenses and permits, as such we have strategically moved some of our openings into the first quarter of fiscal 2024. We anticipate approximately $150 million to $160 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

Total revenues for the fourth quarter of fiscal 2023 are expected to be approximately $870 million to $890 million. We anticipate commodity inflation to be in the low-single digit range and expect labor inflation to be in the mid-single digit range. Based on these factors, we expect fourth quarter fiscal 2023 net income margin of approximately 4.25% at the mid-point of the estimated revenue range. This reflects higher preopening costs to support our planned restaurants openings, which we expect to be approximately $10 million in the fourth quarter of fiscal 2023.

Fiscal 2024 Outlook

Based on our fiscal 2023 year-to-date performance and recent trends, we anticipate total revenue for fiscal 2024 to be approximately $3.6 billion to $3.7 billion. We anticipate commodity and net labor inflation to be in the low to mid-single digit range. Based on these factors, we expect fiscal 2024 net income margin of approximately 4% to 4.5% at the mid-point of the estimated revenue range.

Our development expectations for 2024 are to take another measurable step towards achieving our objective of 7% annual unit growth. We anticipate approximately $175 million to $200 million in cash capital expenditures to support this level of unit development, required maintenance on our restaurants and our preliminary capital estimate for the initial phase of development for the third bakery facility.

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

During the first nine months of fiscal 2023, our cash and cash equivalents decreased by $50.8 million to $64.0 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	October 3, 2023	September 27, 2022
Cash provided by operating activities	$150.5	$98.9
Additions to property and equipment	(99.9)	(78.1)
Acquisition-related deferred consideration and compensation	(24.2)	(7.2)
Common stock dividends paid	(40.1)	(28.3)
Treasury stock purchases, inclusive of excise tax	(36.3)	(41.5)

Cash Provided by Operating Activities

Cash flows from operations increased by $51.6 million from the first nine months of fiscal 2022 primarily due to higher net income, a higher payroll accrual due to the timing of payments, lower incentive compensation paid in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022 and the collection of our fiscal 2020 net operating loss carryback refund in fiscal 2022. These factors were partially offset by timing of accounts payable disbursements in relation to the fiscal 2022 versus 2021 year-end dates and higher sales tax payments in the first quarter fiscal 2023 due to the 53rd week of fiscal 2022 year. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are generally able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $61.6 million and $36.9 million for the first nine months of fiscal 2023 and 2022, respectively. This increase was partially due to the mix of new unit development. Capital expenditures also included $34.2 million and $37.3 million for our existing restaurants and $4.1 million and $3.9 million for bakery and corporate capacity and infrastructure investments in the first nine months of fiscal 2023 and 2022, respectively.

We opened seven restaurants in the first nine months of fiscal 2023 comprised of three The Cheesecake Factory, one Flower Child and three Other FRC locations compared to one The Cheesecake Factory, two North Italia, one Other FRC and one Flower Child location in the first nine months of fiscal 2022. We expect to open as many as 16 new restaurants in fiscal 2023 across our portfolio of concepts. We anticipate approximately $150 million to $160 million in capital expenditures to support this level of unit development, early fiscal 2024 development, as well as required maintenance on our restaurants.

Acquisition-Related Deferred Consideration and Compensation

During the third quarter of fiscal 2023 we made a payment of $11.3 million for deferred consideration related to the FRC acquisition. Our corresponding fiscal 2022 payment of $11.1 million was made early in the fourth quarter of fiscal 2022. During the first nine months of fiscal 2023 and 2022, we also made payments of $13.0 million and $7.2 million, respectively, for deferred contingent consideration and compensation related to the FRC acquisition.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. As of October 3, 2023, the conversion rate for the Notes was 13.3775 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $74.75 per share of common stock. In connection with the cash dividend that was declared by our Board on October 26, 2023, on November 14, 2023 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Notes.)

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. As of October 3, 2023, we had net availability for borrowings of $236.5 million, based on a $130.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

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

Common Stock Dividends

Common stock dividends of $40.1 million and $28.3 million were paid in the first nine months of fiscal 2023 and 2022, respectively. This increase is primarily due to the resumption of our quarterly dividend in the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Amended Credit Agreement. As further discussed in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item

1 of this report, in October 2023, our Board declared a quarterly dividend to be paid in November 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 56.2 million shares at a total cost of $1,801.9 million, excluding excise tax, through October 3, 2023. Under our share repurchase program and in connection with vesting of restricted share awards, we repurchased an aggregate of 1.1 million shares at a cost of $36.3 million, excluding excise tax, during the first nine months of fiscal 2023 compared to an aggregate of 1.3 million shares at a cost of $41.5 million during the comparable fiscal 2022 period.

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

As of October 3, 2023, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

The cost of products and services used in our operations is subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as geopolitical events, economic conditions or other unforeseen circumstances. Climate change may further exacerbate a number of these factors. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest. The aggregate impact of these and other factors contributed to significant cost inflation. While we have seen improvements in many of these areas, the absolute level of commodity costs has remained elevated.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2024, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of October 3, 2023, we had no hedging contracts in place. Commodities not subject to fixed price and volume agreements can be subject to unforeseen supply and cost fluctuations, which at times may be significant.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the third quarters of fiscal 2023 and 2022, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $1.9 million and $2.0 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Loan Agreement that is indexed to market rates. Based on outstanding borrowings at both October 3, 2023 and January 3, 2023, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Non-Qualified Plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at October 3, 2023 and January 3, 2023, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $2.1 million and $2.0 million at October 3, 2023 and January 3, 2023, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of October 3, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended October 3, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended October 3, 2023 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share (2)	or Programs	Programs
July 5 — August 8, 2023	114	$36.09	114	5,111
August 9 — September 5, 2023	107	33.21	93	5,004
September 6 — October 3, 2023	232	29.68	232	4,771
Total	453		439
(1)	The total number of shares purchased includes 14,300 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.

(2)The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 56.2 million shares at a total cost of $1,801.9 million, excluding excise tax, through October 3, 2023 with 0.5 million shares repurchased at a cost of $14.6 million, excluding excise tax, during the third quarter of fiscal 2023. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Item 5. Other information.

During the fiscal quarter ended October 3, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated, amended and restated on October 26, 2022	8-K	000-20574	3.1	11/1/22
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2023, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended October 3, 2023, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2023	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)