Form 10-K
period 2024-01-02
CHEESECAKE FACTORY INC
filed 2024-02-26
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 4, 2023, was $1,654,084,907 (based on the last reported sales on The Nasdaq Stock Market on that date).

As of February 20, 2024, 51,115,061 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this Form 10-K incorporate by reference information from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on May 30, 2024.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of geopolitical and macroeconomic factors on our financial condition and our results of operations, financial guidance and projections as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, corporate strategy, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including, increasing wage rates and insurance costs, and increase margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand The Cheesecake Factory internationally; support the growth of North Italia, Flower Child and Other FRC restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; pandemics and related containment measures, including the potential for quarantines or restriction on in-person dining; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia, Flower Child and Other FRC concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development and related permitting; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; changes in laws impacting our business; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

Summary Risk Factors

Our business is subject to a number of risks and uncertainties. These risks are more fully described in the section titled “Risk Factors” included in Part I, Item 1A of this report. These risks include, among others, the following:

●	The impact global and domestic economic conditions have on consumer discretionary spending and our costs of operations could materially adversely affect our financial performance.
●	Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.
●	If we are unable to protect our reputation, the value of our brands and sales at our restaurants may be negatively impacted.
●	If we are unable to offset higher labor costs, our cost of doing business will significantly increase.
●	Pandemics, epidemics, endemics and other public health emergencies, or food safety and food-borne illness, could reduce customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation.
●	Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so.
●	Labor organizing could harm our operations and competitive position in the restaurant industry.
●	Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences, could negatively impact our operations and competitive position.
●	Our failure to effectively develop, grow and operate North Italia and our other branded concepts could materially adversely affect our financial performance.
●	Adverse weather conditions, natural disasters, climate change and public health emergencies could unfavorably impact our restaurant sales.
●	Acts of violence at or threatened against our restaurants or the centers in which they are located, including civil unrest, customer intimidation, active shooter situations and terrorism, could unfavorably impact our restaurant sales.
●	Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business.
●	Our financial performance could be materially adversely affected if we fail to retain, or effectively respond to a loss of, key executives.
●	If we are unable to staff and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues.
●	If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may experience data loss, increased costs, operational disruption or other harm.
●	We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas.
●	Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities.
●	Our inability to maintain a secure environment for customers’ and staff members’ personal data could result in liability and harm our reputation.
●	Our failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition.
●	Our convertible senior notes due 2026 and the incurrence of any additional indebtedness could limit the cash flow available for our operations.

ITEM 1.          BUSINESS

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 334 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (216 locations), North Italia® (37 locations), Flower Child® (32 locations) and additional brands within our Fox Restaurant Concepts (“FRC”) portfolio (41 locations). Internationally, 33 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

We maintain a general website at www.thecheesecakefactory.com, as well as websites for our bakery and other subsidiaries, including www.northitalia.com , www.iamaflowerchild.com and www.foxrc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and our proxy statements are available on our general website at no charge, as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. The content of our websites is not incorporated by reference into this Form 10-K.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2023 and 2021 each consisted of 52 weeks. Fiscal year 2022 consisted of 53 weeks. Fiscal year 2024 will consist of 52 weeks.

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

During fiscal 2021 and 2022, the COVID-19 pandemic continued to affect our business during periods of accelerated case counts in which we experienced increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. Along with the COVID-19 pandemic, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Some of these factors continued to impact our operating results in fiscal 2023, contributing to significantly increased commodity and other costs. We also encountered delays in opening new restaurants primarily due to delays in permitting and landlord readiness, as well as supply chain challenges.

The ongoing impact of geopolitical and macroeconomic events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

The Cheesecake Factory

As of February 26, 2024, we operated 216 The Cheesecake Factory restaurants, which strive to provide a distinctive, high-quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high-energy setting with attentive, efficient and friendly service. As a result, The Cheesecake Factory restaurants appeal to a diverse customer base across a broad demographic range. Our extensive menu and strategic selection of locations enable us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants, as well as special occasion dining. The Cheesecake Factory restaurants are generally open seven days a week for lunch and dinner, and we offer additional menu items for weekend brunch.

All of our restaurants offer a full-service bar where our entire menu is served. During fiscal 2023, alcoholic beverage sales represented 11% of The Cheesecake Factory restaurant sales. We offer all items on our menu, except alcoholic beverages where disallowed by regulation, for off-premise consumption, sales of which comprised approximately 22% of The Cheesecake Factory restaurant sales during fiscal 2023. We work with a third party to provide delivery service from all of our locations and offer online ordering for to-go sales at all of our domestic locations.

The Cheesecake Factory menu features approximately 225 items, exclusive of beverage and dessert items and including items presented on supplemental menus, such as our SkinnyLicious® menu that offers innovative items at 590 calories or less. Our menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, small plates, pastas, salads, sandwiches and omelettes, including a selection of vegan and gluten-free items.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants. We offer approximately 45 varieties of proprietary cheesecake and other desserts in our restaurants. Our brand identity and reputation for offering premium desserts results in a significant level of dessert sales, representing approximately 17% of The Cheesecake Factory sales during fiscal 2023.

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

The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:

Extensive and Innovative Menu, Made Fresh from Scratch. Our restaurants offer one of the broadest menus in casual dining and feature a wide array of flavors with portions designed for sharing. In contrast to many restaurant chains, substantially all of our menu items, except those desserts produced at our bakery facilities, are prepared from scratch daily at our restaurants with high-quality, fresh ingredients using innovative and proprietary recipes. One of our competitive strengths is our ability to anticipate customer preferences and adapt our expansive menu to the latest trends. We regularly update our ingredients and cooking methods, as well as create new menu items and new categories of food offerings at our restaurants, further enhancing the variety, quality and price points offered and keeping our menu relevant to our customers. All new menu items are selected based on anticipated sales popularity and profitability. We also regularly introduce new and innovative cheesecakes and other baked desserts. In 2023, we launched the Cookie Dough Lover’s Cheesecake with Pecans in conjunction with National Cheesecake Day.

We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances supporting both our margin objectives and customer traffic levels. Prior to fiscal 2022, we targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. In fiscal years 2022 and 2023, we implemented price increases above our historical levels, including an incremental price increase in the fourth quarter of fiscal 2022, to help offset significant inflationary cost pressures. Current and future near-term pricing actions may also be at levels above historical norms to keep pace with any significant cost increases. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

Value Proposition. We believe our restaurants are recognized by customers for offering value with a large variety of freshly prepared menu items across a broad array of price points and generous portions at moderate prices. The average check for each customer, including beverages and desserts, was approximately $30.54 during fiscal 2023.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High-Quality Staff Members. Our mission is to “create an environment where absolute guest satisfaction is our highest priority.” We strive to consistently exceed the expectations of our customers in all aspects of their experiences in our restaurants. One of the most important aspects of delivering a consistent and dependable level of service is having a team of experienced managers who can successfully operate our high-volume, complex restaurants. Our recruitment, selection, training, retention and internal promotion programs are among the most comprehensive in the restaurant industry, helping us to attract and retain qualified staff members who are motivated to consistently provide excellence in restauranteuring and customer hospitality. By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence. (See “Restaurant Operations, Development and Training” below.) Our commitment to people-focused programs and creating a great workplace for all of our staff and managers contributed to The Cheesecake Factory being named to Fortune magazine’s list of “100 Best Companies to Work For®” in 2023, for the tenth consecutive year.

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

The relatively high sales productivity of our restaurants provides opportunities to obtain competitive leasing terms from landlords. Due to the flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development time frames vary. The development and opening process usually ranges from six to eighteen months, depending largely on the type and availability of the leased space we intend to occupy, as well as our ability to obtain goods, materials, permits and adequate staffing, and is subject to delays either due to factors outside of our control or to our selective timing of restaurant openings. In recent years, we have encountered delays in opening new restaurants primarily due to delays in permitting and landlord readiness, as well as supply chain challenges.

Unit Economics

The operation of high-quality restaurants in premier locations fitting our criteria contributes to the continuing customer appeal of The Cheesecake Factory. This popularity is reflected in our average sales per restaurant and per square foot, which are among the highest of any publicly-held restaurant company.

Average sales per location for The Cheesecake Factory restaurants open for the full year were approximately $12.2 million for fiscal 2023. Since each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot. Average sales per productive square foot (defined as all interior square footage plus seasonally adjusted exterior patio square footage) for restaurants open for the full year were approximately $1,132 for fiscal 2023. Fluctuations in both average sales per location and average sales per productive square foot generally track with comparable restaurant sales trends.

We currently lease all of our restaurant locations and utilize capital for leasehold improvements and furnishings, fixtures and equipment to build out our restaurant premises. Our distinctive design and decor require a higher investment per square foot than is typical for the casual dining industry. However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors. Total construction costs to build our restaurant premises average approximately $1,100 per interior square foot. However, these costs vary depending on a number of factors, including geography, the complexity of our build-out, site characteristics, governmental fees and permits, labor and material conditions in the local market, weather and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements.

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

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high-quality, experienced restaurant-level management and other operational personnel. Each restaurant is generally staffed with one General Manager (“GM”), one Executive Kitchen Manager (“EKM”), and an average of six to eleven additional kitchen and front-of-the-house managers and approximately 150 hourly staff members, both depending on the size and sales volume of each restaurant. Our GMs and EKMs possess an average of more than ten years of experience with the Company. This tenure and knowledge drive our high productivity and contribute to our ability to deliver an exceptional customer experience. All newly-recruited restaurant managers complete an extensive training program during which they receive both classroom and on-the-job instruction in areas such as food quality and safety, customer service, financial management, staff relations and safely serving alcohol. Managers continue their development by participating in and completing a variety of training and development activities to assess and further develop their skills and knowledge necessary for upward progression through our management levels. Our GMs regularly meet to receive hands-on training, share best practices and celebrate Company successes, all of which help to foster the unique culture of our brand.

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

Licensed Locations

We currently have licensing agreements with three restaurant operators to develop and operate The Cheesecake Factory® brand restaurants in selected international markets. Our licensees invest their capital to build and operate the restaurants, and we receive initial development fees, site and design fees and ongoing royalties based on our licensees’ restaurant sales. In addition, these licensees purchase bakery products branded under The Cheesecake Factory® mark from us. As of February 26, 2024, our international licensees operated the following The Cheesecake Factory restaurants:

Licensee Location	Restaurant Location	# of Restaurants
Kuwait (1)	Bahrain	1
	Kingdom of Saudi Arabia	4
	Kuwait	3
	Qatar	3
	United Arab Emirates	6
Mexico (2)	Mexico	8
Hong Kong (3)	Beijing	1
	Chengdu	1
	Hong Kong	1
	Macau	1
	Shanghai	3
	Thailand	1
Total		33
(1)	This licensee, or its affiliates, also has the right to develop restaurants in Egypt, with the opportunity to expand the agreement to include Algeria, Hungary, Iraq, Libya, Morocco, Poland, Russia, Slovakia, The Czech Republic, Tunisia, Turkey and Ukraine.
(2)	This licensee, or its affiliates, also has the right to develop restaurants in Chile, with the opportunity to expand the agreement to include Argentina, Brazil, Colombia and Peru.
(3)	This licensee, or its affiliates, also has the right to develop restaurants in Taiwan, with the opportunity to expand the agreement to include Japan, South Korea, Malaysia and Singapore.

We are actively working to extend and expand the agreements with our current licensees in their primary geographies and are also exploring potential opportunities to expand our licensing business.

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

Consumer Packaged Goods

Given the strong affinity for The Cheesecake Factory® brand, we leverage opportunities in the consumer packaged goods channel by partnering with various third-party manufacturers to offer a variety of products marketed under The Cheesecake Factory At Home® mark, including our Famous “Brown Bread,” which is available in select retail stores nationwide. We continue to evaluate other synergistic, on-brand licensing opportunities to add incremental revenue streams to our business.

North Italia

North Italia is a modern interpretation of Italian cooking in the upscale casual dining segment. North Italia strives to be a modern Italian restaurant with a neighborhood feel, offering classic Italian favorites with a fresh twist made from scratch daily. Contemporary design and décor elements including large dining rooms, high ceilings and open kitchen layouts coupled with a focus on exceptional hospitality and high-quality, personalized service creates a warm, lively atmosphere for guests to create memorable experiences. The menu features a broad selection of delicious, handcrafted dishes including appetizers, salads, fresh pastas, pizzas and entrees, and each restaurant includes unique menu items tailored to local markets. North Italia offers an assortment of wines, beers and house-made cocktails which represented 24% of North Italia sales in fiscal 2023. The average check for each customer, including beverages and desserts, for fiscal 2023 averaged approximately $33.60 for lunch and approximately $43.25 for dinner. Our North Italia restaurants are generally open seven days a week for lunch, dinner and weekend brunch. Currently, we operate 37 North Italia restaurants.

With Italian cuisine the number one ethnic food category in the United States, coupled with strong national reception of the North Italia concept to-date, we believe there is potential for 200 domestic locations over time, which supports our plan for approximately 20% average annual unit growth. Average sales per location open for the full year for North Italia restaurants were approximately $7.8 million for fiscal 2023, or approximately $1,200 per productive square foot. We target an average North Italia unit size of 6,000 to 7,000 square feet, and total construction costs average approximately $800 per interior square foot. Restaurant-level preopening costs for a typical location in an established market average approximately $0.6 million to $0.8 million and include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members.

Flower Child and Fox Restaurant Concepts

Flower Child operates in the fast casual dining segment, offering a customizable menu, made fresh from scratch, featuring locally-sourced, all-natural and organic ingredients. Flower Child provides us an opportunity to diversify our portfolio in a strong and growing niche. Currently, we operate 32 Flower Child locations and target approximately 15% to 20% average annual unit growth for this concept. Average sales per location open for the full year for the Flower Child restaurants were approximately $4.1 million for fiscal 2023, or approximately $1,100 per interior square foot. We target an average Flower Child unit size of 3,000 to 4,000 square feet, and total construction costs average approximately $700 per interior square foot.

FRC operates as an independent subsidiary in Phoenix, Arizona and serves as an incubation engine, innovating new food, dining and hospitality experiences to create fresh, exciting concepts. With over a dozen evolving restaurant brands launched to-date, its concepts are diverse in industry segment, occasions, square footage and geography. Other FRC potential growth concepts include Culinary Dropout and Blanco, which together with the other FRC brands, serve as an ecosystem for talent, menu and design development. Currently, we operate 41 Other FRC locations. We target approximately 10% to 15% average annual unit growth for the aggregate Other FRC portfolio, complemented by additional market tests of the potential growth concepts. Average sales per location open for the full year for the Other FRC restaurants were approximately $6.5 million for fiscal 2023, or approximately $1,100 per interior square foot. We target an average FRC unit size of 3,500 to 15,000 square feet, and total construction costs average approximately $650 per interior square foot, depending on the concept.

Bakery Operations

We own and operate two bakery production facilities, one in Calabasas Hills, California, and one in Rocky Mount, North Carolina. Our facility in California accommodates both production operations and corporate support personnel, while our facility in North Carolina houses production operations and a distribution center. In October 2023, we announced plans for a third bakery production facility in Charleston, Indiana. We produce approximately 60 varieties of proprietary cheesecakes and other baked desserts using high-quality ingredients for The Cheesecake Factory restaurants and for international licensees and third-party customers.

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

We sell baked goods internationally in approximately 15 countries under The Cheesecake Factory At Home® mark. Offering our cheesecakes and other baked desserts internationally is important to our branding, creating awareness and driving demand, not only for bakery products but for the international expansion of our restaurants.

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

We believe our efforts to build and maintain a strong culture have contributed to three notable recognitions in 2023. We were named to the FORTUNE 100 Best Companies to Work For® list for a tenth consecutive year, the PEOPLE Companies that Care® list for a third consecutive year and the Fortune Best Workplaces for Millennials List for a seventh year.

Development and Training

We invest significant resources to ensure our people receive, what we believe is industry-leading training in order to maximize their potential. We strive to provide our staff with career advancement opportunities, and our fiscal 2023 internal management promotion rate at The Cheesecake Factory and North Italia concepts was 41%. Our hourly staff members and managers receive a considerable amount of training through a combination of in-person learning and development and online coursework. In addition to company-provided job training, we encourage the pursuit of educational opportunities at The Cheesecake Factory and North Italia restaurants for all hourly staff members through free high school equivalency and associate degree programs. We also offer a limited education reimbursement to our staff seeking post-secondary education.

Diversity, Equity, Inclusion and Belonging

We strive to offer an atmosphere of inclusion and belonging for all. We believe the cultural alignment we seek to cultivate around respect and inclusion builds trust and promotes teamwork to achieve our common goals. Furthermore, when our people feel valued and respected for their worth as individuals, they are better able to maximize their potential at work and more likely to share their perspectives, opinions and ideas, which contributes to our ability to innovate. We created our Diversity, Equity, Inclusion and Belonging working group to help provide focus, feedback and ideas in this important area.

We conduct inclusive leadership training for above-restaurant leadership and restaurant managers and regularly review our interview processes for key above-restaurant leadership to enhance opportunity and development for candidates at The Cheesecake Factory and North Italia concepts. We also offer support groups such as The Cheesecake Factory Women’s Network Group and the Female Kitchen Leader’s Program, that provides qualified high potential managers with programing and events to spend time with each other to network and also meet organizational leaders. Another example is the Diverse Leaders Program, which provides networking and development opportunities for managers from diverse racial or ethnic groups. As of January 2, 2024, approximately

47% of The Cheesecake Factory and North Italia staff members were women and approximately 73% of The Cheesecake Factory and North Italia staff members were racially or ethnically diverse. Further details on representation can be found in our most recent CSR Report (see “Corporate Social Responsibility” below).

We are committed to conducting pay analyses among our The Cheesecake Factory and North Italia restaurants, as well as our bakery and corporate teams, to help evaluate that we are paying fairly and equitably. We are committed to conducting both internal reviews and external third-party audits and verification to inform this evaluation. We have also trained our recruiters to help enable them to identify and address pay equity issues during the hiring process utilizing internal reporting and partnership with the compensation team.

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

Employee Engagement

As of January 2, 2024, we employed approximately 47,900 people, with approximately 46,250 in our restaurants and the remainder in our corporate support center, FRC headquarters and bakery operations. We believe that engaging our workforce is a key factor in our business success and in turn, have developed programs to promote enthusiasm and commitment, while providing a sense of belonging. We measure our performance in this area through an annual engagement survey and pulse surveys throughout the year. These surveys give staff company-wide the opportunity to share honest feedback about their work experience. Based on survey results, leaders across the Company are tasked with responsibility for creating action plans to address and respond to staff feedback. Listening to our staff members is an essential part of building an engaged workforce, and we provide additional avenues for staff to share their ideas and concerns, including our internal crowdsourcing innovation website and our Careline, which staff can use to confidentially express their concerns, as well as restaurant townhalls where our staff can bring their ideas and concerns forward. Our staff members are not covered by any collective bargaining agreements, and we consider our staff member relations to be good.

A significant part of our employee engagement strategy involves staff appreciation and recognition efforts.We hold key cultural events such as our week-long team appreciation celebrations, manager recognitions, Commitment to Excellence staff member awards and new menu rollout all-staff meetings.

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

Corporate Social Responsibility

For us, the term “Corporate Social Responsibility” or “CSR” informs how we operate in relation to our people and communities, natural environment and our supply chain. We evaluate our business and how we operate our corporate-owned restaurants in an effort to identify, create and implement meaningful and sustained change. The Corporate Governance and Nominating Committee of our Board is responsible for reviewing the Company’s sustainability and CSR policies. For more information, please review our most recent CSR report on the Corporate Social Responsibility page on our website at www.thecheesecakefactory.com. The contents of the CSR report and our website are expressly not incorporated by reference into this Form 10-K.

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

The cost of products and services used in our operations are subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as pandemics, geopolitical events, economic conditions or other unforeseen circumstances. Climate change may further exacerbate a number of these factors. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest. The aggregate impact of these and other factors contributed to significant cost inflation. While we have seen improvements in many of these areas, the absolute level of commodity costs has remained elevated contributing to ongoing inflation above historic levels.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2024, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2023, we had no financial hedging contracts in place.

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

Information and cybersecurity is a priority for us and is led by a multi-disciplinary security team, overseen by our interdepartmental Information Security Council representing our key functional areas. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. We continue to invest and innovate around the areas of protection of systems, sensitive data, technology, and processes using third-party and in-house tools and resources. We remain focused on protecting against new and emerging risks utilizing our tools and security teams and continue to review and make strategic investments in our systems intended to help keep the Company’s, our guests’, and our team members’ data secure. (See Item 1C – Cybersecurity of this report for further discussion on our cybersecurity.)

Marketing and Advertising

The Cheesecake Factory

We rely on our reputation, as well as our high-profile locations, media exposure and positive “word of mouth,” to maintain and grow market share. Historically, we have not used significant paid national advertising through television, radio or print, nor significant discounting for on-premise dining occasions. We utilize a social media and digital marketing strategy that allows us to engage regularly with our customers outside of our restaurants, including communication and paid advertising on social media platforms such as Instagram® and TikTok® and other, influencer marketing, Google search advertising and direct email to customers. We refreshed our website in 2022, including our online ordering capabilities. We launched our Cheesecake RewardsTM program nationally in 2023 with the objective to leverage data analytics and insights to engage more effectively with our guests and drive incremental sales while maintaining our restaurant level margins.

Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television in connection with a variety of promotional opportunities, such as National Cheesecake Day, to perform cooking demonstrations and other brand-building exposure. We generated approximately 15.1 billion media impressions in fiscal 2023 at minimal cost to us. To raise awareness in the off-premise channel, we execute marketing campaigns with our third-party delivery provider and through our online ordering platform. In addition, we work with several premiere third-party gift card distributors, contributing to our brand awareness and gift card sales, as well as our consumer packaged goods licensees on co-branded marketing campaigns.

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

Our international business exposes us to additional laws and regulations, including, without limitation, antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, privacy laws that may differ from U.S. privacy laws, anti-terrorism laws and anti-corruption laws.

As a provider of food products, we are subject to a comprehensive regulatory framework that governs the manufacture (including composition and ingredients), labeling, packaging and safety of food.

In order to serve alcoholic beverages in our restaurants or off-premise where permitted, we must comply with alcoholic beverage control regulations which require us to apply to a state and/or other governmental alcoholic beverage control authority for licenses and permits. In addition, we are subject to dram shop statutes in most of the jurisdictions in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Dram shop litigation may result in significant judgments, including punitive damages. We attempt to mitigate this risk by carrying liquor liability insurance coverage.

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

A significant number of our hourly restaurant staff members receive income from gratuities. In the United States, many of our locations currently participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”) and we intend to apply to participate in any successor program to TRAC. By complying with the educational and other requirements of the TRAC agreement (or its successor), we reduce the likelihood of potential employer-only FICA tax assessments for unreported tips.

We are subject to laws and regulations relating to information security, privacy, cashless payments and consumer credit protection and fraud. We make efforts to comply with an increasing number of data privacy laws, regulations and industry standards regarding the protection of personally identifiable information and protected health information.

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

Executive Officers of the Registrant

David Overton, age 77, serves as our Chairman of the Board and Chief Executive Officer. Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton. He is also a founding member and director of our Foundation.

David M. Gordon, age 59, was appointed President of the Company in February 2013. Mr. Gordon joined our Company in 1993 as a Manager and held operational positions, including General Manager, Area Director of Operations, Regional Vice President and Chief Operating Officer prior to his appointment as President. He is also a director of our Foundation.

Matthew E. Clark, age 54, was appointed Executive Vice President and Chief Financial Officer in 2017. Mr. Clark joined our Company in 2006 as Vice President of Strategic Planning and most recently oversaw the strategy, financial planning, treasury and risk management functions as Senior Vice President, Finance and Strategy. Earlier in his career, Mr. Clark held a number of finance positions of increasing responsibility at Groupe Danone, Kinko’s and The Walt Disney Company. He is also a director of our Foundation.

Keith T. Carango, age 62, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary. Mr. Carango joined our bakery operations in 1996 to lead manufacturing and provide continuous improvement to the bakery operation. In his most recent role of Senior Vice President and Chief Operating Officer, he oversaw strategic planning, supply chain, manufacturing, distribution, human resources, quality assurance and finance. Prior to joining the Company, he held manufacturing and finance roles at Frito-Lay, Inc. and Prince Foods.

Scarlett May, age 57, serves as our Executive Vice President, General Counsel and Secretary. Ms. May joined our Company in 2018, from Brinker International, Inc., where she served as Senior Vice President, General Counsel and Secretary from 2014 to 2018. Prior to that, she was Senior Vice President, Chief Legal Officer and Secretary for Ruby Tuesday, Inc. following her earlier career in private practice.

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

Risks Related to the Restaurant Industry

The impact global and domestic economic conditions have on consumer discretionary spending and our costs of operations could materially adversely affect our financial performance.

Geopolitical and macroeconomic events have impacted consumer spending and our costs of operations and may continue to do so for some time in the future. Dining out is a discretionary expenditure that is influenced by domestic and global economic conditions, including, but not limited to: geopolitical instability, including armed conflicts, supply shortages, interest rates (including recent interest rates above historical norms), unemployment, significant cost inflation, health emergencies including the COVID-19 pandemic, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policy.

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

Global and domestic economic conditions also impact our costs of operations. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest and other macroeconomic factors, which contributed to significant cost inflation. While we have seen improvements in many of these areas, the absolute level of commodity costs has remained elevated. The ongoing impact of geopolitical and macroeconomic events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.

We strive to increase comparable restaurant sales by improving customer traffic trends and growing average check. Changes in customer traffic and average check amount may be impacted by a variety of factors, including, without limitation: macroeconomic conditions that impact consumer discretionary spending (See the risk factor titled “The impact global and domestic economic conditions have on consumer discretionary spending could materially adversely affect our financial performance.”); perception of our concepts’ offerings in terms of quality, price, value and service; increased competition; changes in consumer eating habits; the evolving retail landscape, which is becoming increasingly influenced by technology and a growing consumer preference for convenience, value and experience; adverse weather conditions; and demographic, economic and other adverse changes in the trade areas in which our restaurants are located and changes in the regulatory environment.

We compete directly and indirectly for customer traffic with national and regional casual dining restaurant chains, as well as independently-owned restaurants. In addition, we face competition from fast casual and quick-service restaurants, grocery stores and meal kits that have increased the quality and variety of their food products in response to consumer demand. We believe that many consumers remain focused on value and if our competitors promote and deliver a higher degree of perceived value, our customer traffic could suffer.

We utilize menu price increases in an effort to help offset inflation of key operating costs. However, our menu price increases may be insufficient to meaningfully offset increased costs and may, if not accepted by customers, result in reduced customer traffic and unfavorable menu mix shifts (i.e. customers reducing their spend by purchasing fewer menu items or lower cost menu items). These risks became more pronounced during fiscal 2022 and 2023, as persistent supply shortages and a heightened inflationary environment significantly increased our costs causing us to implement pricing actions above our historical levels to help protect margins. (See the risk factor titled “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

In recent years, generally beginning with the COVID-19 pandemic, we have generated a higher mix of sales from off-premise channels as consumers have demonstrated a preference for convenience and at-home dining. Growing competition in off-premise channels, our inability to differentiate our concepts in these channels or a change in customers’ willingness to pay fees associated with third-party delivery could negatively impact our comparable restaurant sales performance.

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

Negative publicity directed at any of our brands, regardless of factual basis, such as relating to the quality of our restaurant food or consumer packaged goods, the quality of our restaurant facilities, customer complaints or litigation alleging injury or food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, the condition of our restaurants, labor relations, any failure to comply with applicable regulations or standards, allegations of harassment or disparate treatment based upon race, gender,gender identity, national origin, religion or other class, allegations of sexual harassment, politically motivated accusations or other negative publicity, could damage our reputation. Any failure of our third-party delivery provider to represent our brands in a favorable manner could damage our reputation. These concerns are exacerbated by the speed with which negative information can be disseminated through social media. (See the risk factor titled “Any inability to effectively use and manage social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance.”) Negative publicity about us could harm our reputation and damage the value of our brands, which could materially adversely affect our financial performance.

Over the past several years we have experienced and continue to experience significant labor cost inflation, which has and may continue to significantly increase our cost of doing business.

Low unemployment coupled with increases in minimum wages (including increased minimum wages in industries with which we compete for talent) and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs, reduced levels of legal immigration and a diminishing pool of potential staff members, which has been exacerbated by potential staff members choosing to exit the workforce, in general and in the hospitality industry, in particular, especially in certain localities, have and may continue to significantly increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance.

Certain state and localities have significantly increased their minimum wage and/or tip credit wage (or have eliminated the tip credit wage), and require significantly more mandated benefits, and we believe it is becoming increasing likely that the United States federal government or certain other states and localities will also elect to do so. Should this occur, in addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages and other benefits paid to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increases and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their prices for goods, construction and services in order to offset their increasing labor costs.

Our labor expenses include significant costs related to our self-insured health, pharmacy and dental benefit plans. Healthcare costs continue to rise and are especially difficult to project given that material increases in costs associated with medical claims, or an increase in the severity or frequency of such claims, may cause healthcare costs to vary substantially from quarter-to-quarter and year-over-year. Any significant changes to the healthcare insurance system could also impact our healthcare costs. Material increases in healthcare costs could materially adversely affect our financial performance.

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

The COVID-19 pandemic significantly disrupted our business and may do so in the future as variants of the underlying virus evolve. During fiscal 2021 and 2022, the COVID-19 pandemic continued to affect our business during periods of accelerated case counts in which we experienced increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. Along with the COVID-19 pandemic, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Some of these factors continued to impact our operating results in fiscal 2023, contributing to significantly increased commodity and other costs. We also encountered delays in opening new restaurants primarily due to delays in permitting and landlord readiness, as well as supply chain challenges.

The ongoing impact of geopolitical and macroeconomic events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

The impacts of and our failure to effectively respond to future pandemics, epidemics, endemics and other public health emergencies may also significantly disrupt our business.

We also face food safety risk, including the risk of food-borne illness and food contamination (including allergen cross contamination), which are common both in the restaurant industry and the food supply chain. While we dedicate substantial resources and provide training to help ensure the safety and quality of the food we serve, these risks cannot be completely eliminated. Additionally, we rely on our network of suppliers to properly handle, store and transport our ingredients for delivery to our restaurants. Any failure in our supply chain could cause our ingredients to be contaminated, which could be difficult to detect and jeopardize the safety of our food. We freshly prepare our menu items at our restaurants, which may put us at greater risk for food-borne illness and food contamination outbreaks than some of our competitors who use processed foods or commissaries to prepare their food. The risk of food-borne illness also may increase whenever our menu items are served outside of our control, such as by third-party food delivery services, customer take-out or at catered events.

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

In addition to selling products throughout the world through various distribution channels, including, without limitation, supermarkets, mass market retailers, club stores and various other food service and retail channels, our bakery facilities are the only sources of most of our baked desserts to our restaurants. If any of our bakery products becomes subject to a product recall or market withdrawal, whether voluntary or involuntary, our costs to conduct such recall or market withdrawal could be significant, restaurant sales as well as third-party sales of bakery products could be negatively impacted and our reputation could be damaged, any of which could materially adversely affect our financial performance.

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

We are subject to numerous federal, state, local and foreign laws and regulations. Each of our restaurants is subject to various laws and regulations, including license and permit requirements, that regulate many aspects of our business, including, among other things, alcoholic beverage control, health, sanitation, labor, immigration, zoning and public safety. Our failure to obtain and/or retain licenses, permits or other regulatory approvals required to operate our business could delay or prevent the opening and/or continued operation of any of our restaurants or bakeries, materially adversely affecting that facility’s operations and profitability and our ability to obtain similar licenses, permits or approvals elsewhere, any of which could materially adversely affect our financial performance. We are also subject to various environmental regulations governing areas such as water usage, sanitation disposal and transportation mitigation. The United States, on the federal, state and local levels, and other countries are expanding the type, nature and scope of laws and regulations governing other environmental matters, such as climate change, reducing greenhouse gas emissions, use of natural gas and water consumption, including in some cases imposing disclosure requirements with respect to such matters. (See the risk factor titled “Failure to adequately address environmental, social and governance (“ESG”) matters, could adversely affect our brand, business, results of operations and financial condition.”) We may incur significant additional costs and require operational changes to comply with these laws and regulations and may face fines, penalties or other sanctions, adverse publicity and incur legal liability in the event of our failure to do so.

Our international business exposes us to additional laws and regulations, including antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, privacy laws, the USA Patriot Act and the Foreign Corrupt Practices Act.

As a provider of food products, we are subject to a comprehensive regulatory framework that governs the manufacture (including composition and ingredients), labeling, packaging and safety of food in the United States, including the Federal Food, Drug and Cosmetic Act, the Public Health Security and Bioterrorism Preparedness Response Act of 2002, the Federal Food Safety Modernization Act and regulations concerning nutritional labeling under the Patient Protection and Affordable Care Act of 2010. (See the risk factor titled “Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences, could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.”)

In order to serve alcoholic beverages in our restaurants or off-premise where permitted, we must comply with alcoholic beverage control regulations which require us to apply to a state or other governmental alcoholic beverage control authority for licenses and permits. In addition, we are subject to dram shop statutes in most of the jurisdictions in which we operate, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Dram shop litigation may result in significant judgments, including punitive damages. Various federal, state, local and foreign laws and regulations govern our operations as they relate to our staff members, including such matters as minimum wages, breaks, scheduling, exempt classifications, equal pay, overtime, tip credits, fringe benefits, leaves, safety, working conditions, provision of health insurance, and citizenship or work authorization requirements. Significant increases in minimum wage rates, including any increase in or elimination of the tip credit wage rate in certain states, paid or unpaid leaves of absence, equal wage legislation, mandatory sick pay and paid time off regulations in a growing number of jurisdictions, mandated health and/or COBRA benefits, or increased tax reporting, assessment or payment requirements related to our staff members who receive gratuities, or changes in interpretations of existing employment laws, including with respect to classification of exempt versus non-exempt employees, could significantly increase our labor costs, which would materially adversely affect our financial performance.

We must also comply with local, state and federal laws and regulations protecting the right to equal employment opportunities and prohibiting discrimination and harassment in the workplace. Compliance with these laws and regulations can be costly and failure to comply creates exposure to government proceedings and litigation. Even a perceived failure to comply could result in negative publicity that could damage our reputation and materially adversely affect our financial performance.

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

Our facilities must comply with applicable requirements of the Americans with Disabilities Act of 1990 (“ADA”) and related federal, state and foreign laws and regulations which prohibit discrimination on the basis of disability with respect to public accommodations and employment. We are also subject to laws and regulations relating to information security, cybersecurity, privacy, personal information, cashless payments and consumer credit, protection and fraud. The requirements of such laws and regulations, as well as their application and interpretation, are constantly evolving and developing.

Many laws and regulations governing our business and operations also extend to independent third-party service providers we engage to perform certain services. While we take precautions to help ensure that our third-party service providers comply with applicable laws and to maintain an independent contractor relationship, we cannot be assured such efforts will be successful, and we may incur liability as a joint employer for failures by our independent third-party service providers to comply with applicable laws. Additionally, some jurisdictions have introduced (or may be planning to introduce) legislation seeking to mandate an employment relationship between companies that facilitate third-party delivery services and their service personnel. The U.S. Department of Labor recently issued a final rule concerning independent contractor standards for employees nationwide, which has not yet taken effect. The extent to which this rule may impact our third-party delivery services and their service personnel is not yet known.

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

Our staff members and others may attempt to unionize our workforce, establish boycotts or picket lines or interrupt our supply chains, which could limit our ability to manage our workforce effectively, cause disruptions to our operations and could materially adversely affect our financial performance. In addition, a labor dispute involving some or all our staff members may harm our reputation, disrupt our operations and reduce our revenues, and resolution of disputes could increase our costs. Further, the unionization of construction companies could cause our construction and build-out costs for new restaurants to materially increase.

Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences, could negatively impact our operations and competitive position, which could materially adversely affect our financial performance.

Federal law requires restaurant operators with twenty or more locations to make certain nutritional information available to customers. Additionally, some state, local and foreign governments also have enacted legislation regulating or prohibiting the sale of or mandating disclosures relating to certain types and/or levels of ingredients in food served in restaurants, such as trans fats, sodium, genetically modified organisms (GMOs) and gluten, and are taxing or considering taxing and/or otherwise regulating high fat, high sugar and high sodium foods. While it remains unclear to what extent consumers may reconsider dining preferences in response to such requirements, it is clear that consumer dining preferences continue to evolve, and these preferences may evolve more rapidly in response to any of these new requirements. Our failure to quickly and effectively adapt to any significant shift in consumer dining preference could cause our or our licensees’ restaurants to lose market share, which could materially adversely affect our financial performance.

Our failure to effectively develop, grow and operate North Italia and our other branded concepts could materially adversely affect our financial performance.

All of our restaurant concepts are subject to the risks and uncertainties described in this filing. However, there is an enhanced level of risk and uncertainty related to the operation and expansion of our less-established restaurant concepts. We acquired North Italia and the remainder of Fox Restaurant Concepts’ business for the purpose of accelerating unit growth and to develop innovating concepts for future growth. While we actively seek to grow these concepts, we can provide no assurance that new restaurants will be accepted in the markets targeted for expansion or that we will be able to achieve our targeted returns when opening new locations.

Adverse weather conditions, natural disasters, climate change and public health emergencies could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Adverse weather conditions, natural disasters and public health emergencies can impact customer traffic, make it more difficult to fully staff our restaurants and, more severe events, such as hurricanes, earthquakes, tornadoes, blizzards, wildfires and other natural disasters and public health emergencies, such as the COVID-19 pandemic, have resulted in and may in the future result in restaurant closures, underutilization of outdoor patio dining and curtailed operations, impediments to availability of staff and supplies and increased commodity costs, sometimes for prolonged periods of time. These effects may become more pronounced in the future as climate change and global warming may cause extended droughts and certain adverse weather conditions and natural disasters to become more frequent, more severe and less predictable over time. Our cash flows may be negatively impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses. Any or all these situations could materially adversely affect our financial performance.

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

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2024, these efforts may not be successful or yield our intended benefits. Due to the inflationary cost pressures we experienced in fiscal 2022 and 2023, we implemented price increases above our historical levels to help support our longer-term restaurant-level margin objectives. Recent pricing actions were and current and future near-term pricing actions may also be at levels above historical norms to keep pace with any significant cost increases. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost. However, we can provide no assurance that these efforts will be successful.

We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2023, we had no hedging contracts in place. Products and services for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand.

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

Certain products and ingredients commonly used in food preparation are under scrutiny for possibly posing social and environmental risks, including from an animal welfare and environmental sustainability perspective. We use many of these products and ingredients and have adopted a comprehensive Sustainable Sourcing Policy under which, among other things, we commit to a buying preference by 2025, or sooner where required, for products and ingredients that are sustainably grown and harvested and which do not have negative social impact, and for products from animals that are humanely raised and processed (“sustainable products”). While we are committed to implementing these changes in as timely and commercially feasible manner as possible, there is a risk that some of our products or ingredients may become the subject of adverse publicity before we are able to do so, regardless of factual basis. Additionally, while we make significant efforts to help ensure we will have a sufficient ongoing supply of sustainable products at a reasonable cost, because there is currently a smaller market for certain of these products, any condition affecting the demand for or supply of these products may cause significant cost and supply volatility. For example, during fiscal 2023, we experienced supply shortages with respect to certain sustainable products, which largely resulted from challenges related to a growing framework of laws mandating the use of sustainable products. For these and other reasons, we cannot be certain that our supply and cost mitigation efforts or commitment to purchase sustainable products will be successful. Our international licensees are also subject to commodity price fluctuations. While they generally employ strategies to mitigate the impact these fluctuations have on their businesses, neither we nor they can be assured such strategies will be successful. Commodity price fluctuations have and may continue to impede our international licensees’ profitability, which may hamper their ability to grow and negatively impact our ability to expand our brand internationally.

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

If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may experience data loss, increased costs, operational disruption or other harm, any of which could materially adversely affect our financial performance.

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity and disaster recovery planning efforts, we rely on third-party vendors to provide some of our essential business processes. For example, we rely on a network of third-party distribution warehouses to deliver ingredients and other materials to our restaurants. In some instances, these processes rely on technology and may be outsourced to the vendor in their entirety and in other instances we utilize these vendors’ externally-hosted business applications. Our vendors’ systems have experienced cybersecurity incidents, including credential stuffing attacks in which compromised user credentials were used to breach the systems, and are vulnerable to a variety of risks, including, without limitation, theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity threats, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as malfeasance by insiders, human or technological error, malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) network infrastructure, products or services, security breaches, denial of service attacks, viruses, worms, malware, ransomware, social engineering/phishing, breaches of the algorithms used to encrypt and protect data and other malicious, or disruptive or unauthorized events that jeopardize the confidentiality, integrity or availability of information systems or information residing therein, including confidential information and personal information (each, a “Cybersecurity Incident” and collectively, “Cybersecurity Incidents”).We also rely on third party services to effectively operate our restaurants including, for example, gift card distribution and transaction processing services, point-of-sale system services, online ordering services and food delivery services, and our Cheesecake RewardsTM program. We derive substantial revenue from these aspects of our business, which could suffer in the event of any factor that adversely impacts our vendors’ ability to provide such services. Such factors include, without limitation, loss of, or significant change in contractual terms of, key vendor contracts, vendor or processor failures, technology failures, changes in applicable laws or regulations, Security Incidents, damage to the reputation of any key vendor and mandated employment relationships between companies that facilitate third-party delivery services and their service personnel. (See the risk factor titled “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”)

We continue to review options to expand the use of third-party providers in other areas. Our general practice is to seek to work with service providers that are leading performers in their industries and with technology vendors that we understand employ up-to-date and appropriate data security practices and internal control practices. However, we cannot guarantee that failures will not occur. The failure of third-party vendors to provide adequate services, including, as result of any Security Incident, or to generally fail to employ up-to-date and appropriate data security and internal control practices, could significantly harm our operations and reputation, which could materially adversely affect our financial performance.

We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas, which could materially adversely affect our financial performance.

We currently lease all our restaurant premises and, although we may consider other arrangements, we currently plan to continue to lease our restaurant locations in the future. Some of our leases have terms that will expire in the next few years and beyond. Many of these leases include renewal options; some do not. While lease expirations allow us to opportunistically evaluate the possibility of relocating certain restaurants to higher quality sites and trade areas over time, doing so may involve additional costs, such as increased rent and other expenses related to renegotiating the terms of occupancy of an existing lease, and the costs to relocate and develop a replacement restaurant if we choose not to renew a lease, or are unable to do so, on favorable terms in a desirable location. Delay in delivery of leased premises from our landlords may also result in increased costs. During 2023, the timing of the delivery of the leased premises to us from our landlords in order to perform build-out construction activities contributed to delays in opening new restaurants. In addition, we may elect to terminate certain leases prior to their expiration dates, and we may be unable to negotiate favorable terms for such early terminations. Additional costs related to expiring restaurant lease terms, our inability to terminate certain restaurant leases under favorable terms or the unavailability of suitable replacement locations could materially adversely affect our financial performance.

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

Operations at our international Company-owned and licensed restaurants may be negatively affected by factors outside of our control, including, but not limited to:

●	difficulties in achieving the consistency of product quality and service as compared to restaurants we operate in the United States;
●	changes to our recipes required by cultural norms;
●	inability to obtain, at a reasonable cost, adequate and reliable supplies of ingredients and products necessary to execute our diverse menu;
●	availability of experienced management to operate international restaurants according to our domestic standards;
●	changes in economic conditions of our licensees, whether or not related to the operation of our restaurants;
●	differences, changes or uncertainties in economic, regulatory, legal, immigration, social, climatic and political conditions, including the possibility of terrorism, social unrest, trade embargos and/or trade restrictions, which may result in periodic or permanent closure of foreign restaurants, affect our ability to supply our international restaurants with necessary supplies and ingredients and affect international perception of our brand;
●	inability of our licensees to locate profitable or suitable sites for development;
●	rising cost and scarcity of labor world-wide;
●	exchange rate fluctuations; and
●	currency fluctuations, trade restrictions, taxes or tariffs adversely affecting our or our licensees’ ability to import goods from the United States and other parts of the world that are required for operating our branded restaurants, including our cakes which are wholly manufactured in the United States.

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

As we continue to expand our brand internationally, we must comply with regulations and legal requirements, including those related to immigration and the protection of our Intellectual Property. Additionally, we must comply with domestic laws affecting U.S. businesses that operate internationally, including the Foreign Corrupt Practices Act and anti-boycott laws, and with foreign laws in the countries in which we expand our restaurants. (See the risk factor titled “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”) We may incur considerable liability in the event we or our licensees fail to comply with foreign or domestic laws relating to our or their operation of any international restaurant and can provide no assurance that our insurance programs or contractual indemnification rights would be effective to protect against such liabilities.

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

Our ability to grow our business depends on the availability and selection of high-quality sites that meet our criteria. The number and timing of new restaurants opened during any given period, and their associated contribution to the growth of our business, depend on a number of factors including, but not limited to:

●	unforeseen delays due to market conditions;
●	the identification and availability of high-quality locations;
●	an increase in competition for available premier locations;
●	the influence of consumer shopping trends on the availability of sites in traditional locations, such as premier shopping centers;
●	acceptable lease terms and the lease negotiation process;
●	the availability of suitable financing for our landlords;
●	the financial viability of our landlords;
●	timing of the delivery of the leased premises to us from our landlords in order to perform build-out construction activities, which contributed to delays in opening new restaurants in 2023;
●	obtaining, on a timely basis, all governmental licenses and permits necessary to construct and operate our restaurants, which has become more challenging as we are experiencing longer than usual governmental delays in the licensing and permitting process;
●	obtaining, on a timely basis, all utility connections;
●	obtaining, on a timely basis, all third-party consents necessary to construct and operate our restaurants;
●	successfully managing the complex design, construction and preopening processes for our highly customized restaurants;
●	the availability and/or cost of raw materials and labor used in construction;
●	the availability of qualified tradespeople in the local market;
●	any unforeseen engineering or environmental problems with the leased premises; and
●	adverse weather or other delays during the construction period.

We have encountered and expect to continue to experience delays in opening new restaurants due to delays in permitting and landlord readiness, as well as supply chain challenges.

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

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. At any given time, we may be monitoring a number of locations, and future impairment charges and/or closures may occur if individual restaurant performance does not improve, which could materially adversely affect our financial performance. During fiscal 2023, we recorded impairment of assets and lease terminations expense of $29.5 million primarily related to the impairment of long-lived assets for three The Cheesecake Factory (one previously impaired), one North Italia (previously impaired), one Other FRC and two Other restaurant lease terminations. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 for further discussion of impairment of long-lived assets.)

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

We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of business. These matters typically involve claims by customers, staff members and others regarding issues such as food-borne illness, food safety, premises liability, dram shop liability, compliance with wage and hour requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry. We could be materially adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Employment-related litigation, particularly with respect to claims styled as class action lawsuits, are especially costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks and many employment-related disputes involve uncertainty in judicial interpretation from state to state and from federal to state court with respect to the effectiveness of arbitration agreements with our staff members, particularly those which provide for class waivers. In recent years, we have experienced an increase in wage and hour litigation.

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

Failure to adequately address environmental, social and governance (“ESG”) matters, could adversely affect our brand, business, results of operations and financial condition.

There has been an increasing focus from certain governmental and nongovernmental organizations, investors, customers, consumers, employees and other stakeholders concerning ESG matters. In addition, various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to ESG matters, including climate change. For example, we may be subject to various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California, the International Sustainability Standards Board (ISSB) global sustainability standards, to the extent adopted by jurisdictions in which we operate, as well as the SEC’s climate disclosure proposal, if finalized, among other regulations or requirements. These requirements may not always be uniform across jurisdictions, which may result in increased complexity, and cost, for compliance. Any of the foregoing may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key products ingredients, and, in turn, may adversely impact our business, operating results, and financial condition. ESG matters have also been the subject of increased scrutiny by regulators in different jurisdictions which may expose us to potential regulatory scrutiny or enforcement actions related to our ESG activities.

Further, a variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, climate change, biodiversity, labor rights, responsible sourcing, animal welfare, water consumption, waste management, human capital and diversity, equity and inclusion matters, and the role of our board of directors in supervising various ESG issues. Unfavorable ESG ratings could lead to negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. To the extent ESG matters negatively impact our reputation, it may also adversely impact our ability to attract and retain customers, employees or business partners. Simultaneously, there are efforts by some stakeholders to reduce companies’ efforts on certain ESG-related matters. Both advocates and opponents to certain ESG matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

Moreover, we have engaged, and expect to continue to engage, in certain voluntary ESG or corporate social responsibility initiatives (such as voluntary disclosures, commitments, and goals) to improve our ESG profile. However, such initiatives may be costly and may not have the desired effect. For example, execution of these strategies and achievement of our goals is subject to risks and uncertainties, many of which are outside of our control. As a result, there is no assurance that we will be able to successfully execute our strategies and achieve our sustainability and ESG-related goals, which could damage our reputation and consumer and other stakeholder relationships. Additionally, there can be no assurance that our stakeholders will agree with our strategies, and any perception, whether or not valid, that we have failed to achieve, or to act responsibly with respect to, such matters or to effectively respond to new or additional legal or regulatory requirements regarding climate change, sustainability or ESG matters could result in adverse publicity or potential regulatory or investor engagement or litigation and adversely affect our business and reputation. Additionally, many of our business partners and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Risks Related to Information Technology and Cybersecurity

Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, any of which could materially adversely affect our financial performance.

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations (“Cyber Environment”), which are vulnerable to various risks. This reliance has grown recently as we have had to rely to a greater extent on systems such as online ordering, contactless payments, our Cheesecake RewardsTM program, systems supporting a remote and hybrid workforce and the like. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. (See the risk factor titled “If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may experience data loss, increased costs, operational disruption or other harm, any of which could materially adversely affect our financial performance”).

Our Cyber Environment, and the information processed therein, including confidential information and personal information, face numerous and evolving cybersecurity risks that threaten their confidentiality, integrity and availability, including from Cybersecurity Incidents. The efficient management of our operations depends upon our ability to protect our Cyber Environment against damage from theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from Cybersecurity Incidents. We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our Cyber Environment, intended to help us reduce the likelihood of any Security Incident, and have developed a multi-discipline Security Incident response plan designed to help ensure that our executives are fully and accurately informed and manage, with the help of content experts, the discovery, investigation and auditing of, and recovery from any Security Incidents that we become aware of. Despite these efforts, we can provide no assurance that these measures will successfully prevent all Cybersecurity Incidents or mitigate losses resulting from a Cybersecurity Incident. Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our Cyber Environment, confidential or information, or business.

We and our third-party vendors have experienced Cybersecurity Incidents and we expect such attacks and incidents to continue in varying degrees. For example, in 2021 we learned of a potential compromise of employee credentials that could be used to access our corporate network. While we were able to address this incident through remediation efforts including rotating the credentials at issue and did not experience any significant impacts as a result, we cannot provide assurances that future cyber incidents will not occur or that they will not materially adversely affect our business and financial performance.

Our international licensees have access to certain elements of our intellectual property within their Cyber Environment and may not have developed adequate processes to secure their Cyber Environments against a Security Incident and may not maintain robust discovery, investigation, auditing or recovery protocols, or have the ability to promptly and effectively respond to a Security Incident. Available cyber-risk insurance coverage and policy limits may not adequately cover or compensate us in the event of a Security Incident. Any Security Incident or adverse impact to the availability, integrity or confidentiality of our Cyber Environment (or information residing therein, including confidential information or personal information) could result in legal claims or proceedings (such as class actions), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to a Cybersecurity Incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements and our inability to maintain a secure environment for customers’ and staff members’ personal data could result in legal liability, financial penalties, reputational harm and loss of customers, which could materially adversely affect our financial performance.

We and certain of our third-party vendors receive and maintain certain personal information about our customers, staff members, business partners and others. For example, we transmit confidential credit card information in connection with credit card transactions, we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans, and we collect information in relation to our Cheesecake RewardsTM program. Our collection, storage, handling, use, disclosure and security of personal information is regulated by complex and continually evolving (and at times conflicting) U.S. (federal, state and local) and foreign laws, regulations, and industry standards. Many of these laws, regulations and standards are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

For instance, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020, which created individual privacy rights for California residents and increased the privacy related obligations of covered businesses handling personal information about California residents. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that has increased the likelihood of, and risks associated with data breach litigation. The CCPA was significantly amended from January 1, 2023, imposing additional obligations on covered businesses, including additional privacy rights, limitations on data uses, and opt outs for certain uses of sensitive information and sharing of personal information. It also created a new data protection agency authorized to enforce the CCPA and issue substantive regulations. Similar laws have been passed in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States and creating the potential for a patchwork of overlapping but different state laws. Compliance with laws relating to privacy, security or the processing of personal information involve significant costs, and could increase our potential liability (including in the event we allow an unauthorized disclosure of or access to personal information), subject to us increased regulatory scrutiny and result in us making changes to our data processing practices. Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. If we are found to have breached privacy, security or consumer protection laws, regulations or standards, we may be subject to enforcement actions that require us to change our business practices in a manner which may negatively impact our revenue, as well as expose ourselves to litigation, fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation, brand and business in a manner that harms our financial position.

Further, we are subject to laws, regulations and standards covering marketing, advertising and other activities conducted by telephone, email, mobile devices and the Internet, such as the Controlling the Assault of Non-Solicited Pornography and Marketing Act (“the CAN-SPAM Act”), the Telephone Consumer Protection Act (the “TCPA”) and similar state consumer protection and communication privacy laws, such as California’s Invasion of Privacy Act (“CIPA”). Numerous class-action suits under federal and state laws have been filed in recent years against companies who conduct telemarketing and/or SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. There has also been a noticeable uptick in class actions wherein plaintiffs have utilized a variety of laws, including state wiretapping laws such as CIPA, in relation to companies’ use of tracking technologies, such as cookies and pixels. Actual or perceived failures to comply with requirements relating to marketing, advertising, electronic communications and the Internet, could subject us to legal proceedings, which could expose us to adverse publicity, substantial monetary damages and legal defense costs, injunctive relief and fines or penalties.

If a Cybersecurity Incident were to occur involving loss of or inappropriate access to or dissemination of personal information, we may become liable under applicable law for damages (including statutory damages) and incur penalties and other costs to remedy such an incident. Depending on the facts and circumstances of such an incident, these damages, penalties and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. Such an event also could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our financial performance. (See the risk factor titled “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, any of which could materially adversely affect our financial performance”).

We are subject to the Payment Card Industry Data Security Standard (“PCI DSS”), a security standard applicable to companies that collect, store or transmit certain data regarding credit and debit cards, holders and transactions. These standards require certain levels of IT systems security and procedures to protect our customers’ credit/debit card and other personal information. We also rely on vendors to handle PCI DSS matters and to help with PCI DSS compliance. Compliance with PCI-DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Despite our compliance efforts, we may become subject to claims that we have violated the PCI DSS based on past, present, and future business practices. Our actual or perceived failure to comply with the PCI DSS can subject us to fines, termination of banking relationships, and increased transaction fees. In addition, there is no guarantee that PCI DSS compliance will prevent illegal or improper use of our payment systems or the theft, loss or misuse of payment card data or transaction information.

In addition, we utilize a third-party security operations center (SOC) provider to monitor and analyze internal network traffic for potential malicious content. However, we can provide no assurance that our security measures will be successful in the event of an attempted or actual Cybersecurity Incident. Any material interruptions or failures in our payment related systems could have a material adverse effect on our business, results of operations and financial condition. If there are amendments to PCI DSS, the cost of compliance could increase and we may suffer loss of critical data and interruptions or delays in our operations as a result. Further, we may become subject to litigation or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, either of which could materially adversely affect our financial performance.

Risks Related to Our Indebtedness

Any failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition.

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the credit facility provided thereunder, the “Revolver Facility”).

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Amended Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense of 1.90. The Loan Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgements, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the Loan Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit.

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

In addition, our increased indebtedness and our resulting higher debt-to-equity ratio, as compared to that which has existed on a historical basis, could limit our ability to obtain additional financing in the future and have other material consequences, including: increasing our vulnerability to, and limiting our flexibility in planning for, changing business and market conditions, making us more vulnerable to adverse economic and industry conditions; limiting our ability to use proceeds from any offering or divestiture transaction for purposes other than the repayment of debt; and creating competitive disadvantages compared to other companies with less indebtedness.

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

In June 2021, we completed the offering of $345.0 million aggregate principle amount of convertible senior notes due 2026 (“Notes”) and issued $175.0 million of shares of our common stock (the “Issuance”). The Notes and Issuance are collectively referred to as the “Offerings.” We used the net proceeds from the Offerings to fund approximately $457.3 million payable in connection with the cash-settled conversion of 150,000 shares of our previously outstanding Series A convertible preferred stock and the share-settled conversion of the remaining 50,000 shares of Series A convertible preferred stock into approximately 2.4 million shares of our common stock. (See Notes 10 and 14 of Notes to Consolidated Financial Statements in Part 1, Item 1 of this report for further discussion of these events.)

As of January 2, 2024, we had approximately $475 million in principal amount of consolidated indebtedness. The indenture governing the Notes does not contain any meaningful restrictive covenants and does not prohibit us or our subsidiaries from incurring additional indebtedness in the future. Accordingly, we may incur a significant amount of additional indebtedness to meet future financing needs. The incurrence of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We may also conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved approximately 3.1 million shares of common stock for grant under our The Cheesecake Factory Incorporated Stock Incentive Plan as of January 2, 2024. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

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

Our failure to repurchase the Notes or pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the Notes. A default under the indenture governing the Notes or the fundamental change itself could also lead to a default under the Loan Agreement and agreements governing our other or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under such indebtedness and the Notes.

Risks Related to Owning Our Stock

The market price of our common stock is subject to volatility.

During fiscal 2023, the price of our common stock fluctuated between $28.58 and $41.28 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

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

Our Board of Directors has authorized a share repurchase program of up to 61.0 million shares, of which approximately 4.5 million shares remained available for repurchase as of January 2, 2024. The share repurchase program does not have an expiration date, does not require the Company to purchase a specific number of shares and may be modified, suspended or terminated at any time, which may result in a decrease in the trading price of our common stock. The timing and total amount of share repurchases will depend upon market conditions and other factors and may be made from time to time in open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or otherwise. Future decisions to repurchase shares are at the discretion of the Board of Directors and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Fox Restaurant Concepts LLC acquisition agreement (the “FRC Acquisition”), our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under the Loan Agreement that limit share repurchases based on a defined ratio. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.) In addition, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on the trading price of our common stock, increase the volatility of the price of our common stock or reduce our available cash balance such that we will be required to seek financing to support our operations.

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

We are subject to income and other taxes in the U.S. and foreign jurisdictions. Changes in applicable U.S. or foreign tax laws and regulations, such as the 2017 enactment of Federal legislation commonly referred to as the Tax Cuts and Jobs Act, The Coronavirus Aid, Relief, and Economic Security Act of 2020 , and the Inflation Reduction Act of 2022 (collectively, the “Tax Acts”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Acts, could affect our tax expense and profitability. In addition, we may be subject to tax audit and related litigation and the final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Changes in our tax provision or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.

The U.S. Treasury Department and Internal Revenue Service have proposed the establishment of the Service Industry Tip Compliance Agreement (“SITCA”) program, which would replace the Tip Reporting Alternative Commitment (“TRAC”) that many of our locations currently use. By complying with the educational and other requirements of the TRAC agreement, we reduce the likelihood of potential employer-only FICA tax assessments for unreported tips. If we were to not qualify for the SITCA program, as currently proposed, it could cause us to lose tax credits which could materially adversely affect our financial performance.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.      CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program generally based on the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF). Although our program may not meet the technical requirements of the NIST CSF, we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Additionally, as we accept credit cards as a form of payment, we consider the requirements of the Payment Card Industry Data Security Standards (PCI DSS) in relation to our program.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and our broader enterprise information technology environment, including, by regularly scanning our environment for vulnerabilities, performing penetration testing and engaging third parties to assess the effectiveness of our technical cybersecurity practices.
●	a multi-disciplinary security team overseen by our Information Security Council, principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including, third-party network security reviews, scans, and audits, on at least an annual basis;
●	the use of a third-party Managed Security Service Provider (MSSP) that includes a 24x7 security operations center (SOC) that is designed to monitor and analyze suspected suspicious activity on our internal network and remediate or escalate activity as appropriate;
●	regular cybersecurity awareness training for employees with access to our information systems, incident response personnel, and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
●	a disaster recovery plan and controls designed to protect against business interruption, including by backing up our critical systems;
●	use of end-to-end encryption and tokenization technology, a public key infrastructure, designed to ensure that only trusted devices can access our enterprise information technology network, and Intrusion Detection and Intrusion Prevention (IDS/IPS) that scans data in transit to help detect and prevent the execution of harmful code; and
●	a third-party risk management process for service providers, suppliers, and vendors who have access to our information systems.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or are effective in protecting our systems and information. We are not currently aware of risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee (Committee) oversight of steps the Company has taken to monitor or mitigate significant cybersecurity risks. The Committee receives regular reports from management on our cybersecurity risks. In addition, management updates the Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on our cyber risk management program. Board of Directors members receive presentations on cybersecurity topics from our Chief Information Officer (CIO), internal security staff and/or external experts, as appropriate, as part of the Board of Directors’ continuing education.

Our management formed an interdepartmental Information Security Council (ISC), comprised of senior executives from multiple disciplines, including our CIO and Vice President of Infrastructure Services, to assess and manage our material risks from cybersecurity threats. The ISC has primary responsibility for our overall cybersecurity risk management program. Our CIO, Vice President of Infrastructure Services, and others within our Information Technology department supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO and Vice President of Infrastructure Services have a combined 50+ years of experience in information technology, with increasing oversight of cybersecurity responsibilities over the past 20+ years.

Our management teams, including the ISC, our CIO, Vice President of Infrastructure Services, and others within our Information Technology department, as appropriate, supervise efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the information technology environment.

ITEM 2.         PROPERTIES

Our corporate support center and one of our bakery production facilities are located in Calabasas Hills, California. The corporate support center consists of an 88,000 square foot main facility and a 19,000 square foot training facility on an approximately five-acre parcel of land. The bakery production facility is a 60,000 square foot facility on an approximately three-acre parcel of land. Our second bakery facility located in Rocky Mount, North Carolina is a 100,000 square foot facility on an approximately 31-acre parcel of land. In October 2023, we announced plans for a third bakery production facility in Charleston, Indiana. Our development and design department is in a 29,000 square foot facility on approximately one acre of land in Irvine, California. All of these properties are owned by the Company. FRC’s headquarters are located in Phoenix, Arizona in approximately 22,000 square feet of leased office space.

All of our Company-owned restaurants are located on leased properties, and we have no current plans to own the real estate underlying our restaurants. Below is a table showing the number of Company-owned restaurants by location.

	The Cheesecake
Location	Factory	North Italia	Other FRC	Other	Total
Alabama	2	1	—	—	3
Arizona	6	4	25	7	42
California	38	7	3	3	51
Colorado	3	1	2	2	8
Connecticut	3	—	—	—	3
Delaware	1	—	—	—	1
District of Columbia	2	1	—	1	4
Florida	23	5	1	1	30
Georgia	5	2	2	3	12
Hawaii	2	—	—	—	2
Idaho	1	—	—	—	1
Illinois	6	—	1	—	7
Indiana	2	—	—	—	2
Iowa	1	—	—	—	1
Kansas	1	1	—	—	2
Kentucky	2	—	—	—	2
Louisiana	1	—	—	—	1
Maryland	6	—	—	1	7
Massachusetts	7	—	—	—	7
Michigan	2	—	—	—	2
Minnesota	2	—	—	—	2
Missouri	3	—	—	—	3
Nebraska	1	—	—	—	1
Nevada	5	1	—	3	9
New Jersey	10	—	—	1	11
New Mexico	1	—	—	—	1
New York	12	—	—	1	13
North Carolina	5	1	1	1	8
Oklahoma	2	—	—	1	3
Ohio	7	—	—	—	7
Oregon	2	—	—	—	2
Pennsylvania	6	1	—	—	7
Puerto Rico	1	—	—	—	1
Rhode Island	1	—	—	—	1
South Carolina	1	—	—	—	1
Tennessee	6	2	3	—	11
Texas	19	8	3	14	44
Utah	2	—	—	—	2
Virginia	7	2	—	1	10
Washington	5	—	—	—	5
Wisconsin	3	—	—	—	3
Ontario, Canada	1	—	—	—	1
Total	216	37	41	40	334

ITEM 3.         LEGAL PROCEEDINGS

See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of legal proceedings.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol CAKE. There were approximately 1,460 holders of record of our common stock at February 13, 2024, and we estimate there were approximately 134,600 beneficial stockholders on that date.

On October 26, 2022, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 61.0 million shares. Under this authorization, we have cumulatively repurchased 56.5 million shares at a total cost of $1,811.7 million, excluding the excise tax, through January 2, 2024 with 0.3 million shares repurchased at a cost of $9.8 million, excluding the excise tax, during the fourth quarter of fiscal 2023. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio.

The following table presents our purchases of our common stock during the fiscal quarter ended January 2, 2024 (in thousands, except per share data):

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	per Share(2)	Plans or Programs	Plans or Programs
October 4 — November 7, 2023	233	$29.72	233	4,539
November 8 — December 5, 2023	4	32.89	—	4,534
December 6, 2023 — January 2, 2024	81	34.04	69	4,453
Total	318		302
(1)	The total number of shares purchased includes 15,922 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.
(2)	The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

Following the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Loan Agreement, our Board declared a quarterly dividend in the second quarter of fiscal 2022 and has declared quarterly dividends since then. Future decisions to pay or to increase or decrease dividends or to repurchase shares are at the discretion of the Board and will be dependent on operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Item 1A — Risk Factors — “Our stock price could be adversely affected if we are unable to pay or increase dividends.”)

During the fiscal quarter ended January 2, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
The Cheesecake Factory Incorporated	$100	$92	$89	$94	$76	$84
S&P 400 Midcap Index	$100	$124	$139	$171	$146	$167
NASDAQ US Benchmark TR Index (1)	$100	$131	$159	$200	$161	$203
S&P 600 Restaurants Index (2)	$100	$111	$140	$134	$106	$126
(1)	Underlying data provided by Nasdaq Global Indexes.
(2)	The S&P 600 Restaurants Index is a comprehensive restaurant industry index that includes casual dining, fast casual and quick-service constituents.

This graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates this information by reference and shall not otherwise be deemed filed under such Acts.

Shares Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K under Item 5 is incorporated by reference to the section entitled “Equity Compensation Plan Information” in our definitive proxy statement for the annual meeting of stockholders expected to be held on May 30, 2024 (the “Proxy Statement”).

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2023 and 2021 each consisted of 52 weeks, while fiscal year 2022 consisted of 53 weeks. Fiscal year 2024 will consist of 52 weeks. The following MD&A includes a discussion comparing our results in fiscal 2023 to fiscal 2022. For a discussion comparing our results from fiscal 2022 to fiscal 2021, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 3, 2023, filed with the SEC on February 27, 2023.

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

During fiscal 2021 and 2022, the COVID-19 pandemic continued to affect our business during periods of accelerated case counts in which we experienced increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. Along with the COVID-19 pandemic, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Some of these factors continued to impact our operating results in fiscal 2023, contributing to significantly increased commodity and other costs. We also encountered delays in opening new restaurants primarily due to delays in permitting and landlord readiness, as well as supply chain challenges.

The ongoing impact of geopolitical and macroeconomic events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 334 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (216 locations), North Italia® (37 locations), Flower Child® (32 locations) and additional brands within our FRC portfolio (41 locations). Internationally, 33 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Investing in new Company-owned restaurant development is our top long-term capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets. We plan to continue expanding The Cheesecake Factory and North Italia concepts, and in addition, our FRC subsidiary serves as an incubation engine, innovating new food, dining and hospitality experiences to create fresh, exciting concepts.

Our overall revenue growth is primarily driven by revenues from new restaurant openings and increases in comparable restaurant sales.

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and maintaining customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining, as we believe there is opportunity for a longer-term elevation of our off-premise mix compared to pre-COVID-19 pandemic levels. We are continuing our efforts on a number of initiatives, including menu innovation, a greater focus on increasing customer throughput in our restaurants, leveraging our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities and improving the pick-up experience, augmenting our marketing programs, including our Cheesecake RewardsTM program, enhancing our training programs and leveraging our customer satisfaction measurement platform.

Average check variations are driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances supporting both our margin objectives and customer traffic levels. Prior to fiscal 2022, we targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. In fiscal years 2022 and 2023, we implemented menu price increases above our historical levels, including an incremental price increase in the fourth quarter of fiscal 2022, to help offset significant inflationary cost pressures. Current and future near-term pricing actions may also be at levels above historical norms to keep pace with any significant cost increases. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

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

We plan to employ a balanced capital allocation strategy, comprised of investing in new restaurants that are expected to meet our targeted returns, repaying borrowings under our Revolver Facility and returning capital to shareholders through our dividend and share repurchase programs, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Future decisions to pay or to increase or decrease dividends or to repurchase shares are at the discretion of the Board and will be dependent on a number of factors, including limitations pursuant to the terms and conditions of the Loan Agreement and applicable law.

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

Results of Operations

The following table presents, for the periods indicated, information from our consolidated statements of income expressed as percentages of revenues.

	2023	2022
Revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs	23.4	24.6
Labor expenses	35.7	36.7
Other operating costs and expenses	26.8	26.7
General and administrative expenses	6.3	6.2
Depreciation and amortization expenses	2.7	2.8
Impairment of assets and lease termination expenses	0.9	1.0
Acquisition-related contingent consideration, compensation and amortization expenses	0.3	0.4
Preopening costs	0.7	0.4
Total costs and expenses	96.8	98.8

Income from operations	3.2	1.2
Interest and other expense, net	(0.3)	(0.2)
Income before income taxes	2.9	1.0
Income tax benefit	(0.0)	(0.3)
Net income	2.9%	1.3%

Fiscal 2023 Compared to Fiscal 2022

Revenues

Revenues increased 4.1% to $3,439.5 million for fiscal 2023, compared to $3,303.2 million for fiscal 2022, which included approximately $78.4 million contributed by the 53rd week, due to an increase in comparable restaurant sales, as well as additional revenue related to new restaurant openings.

The Cheesecake Factory average sales per restaurant operating week increased 3.0% to $235,701 in fiscal 2023 from $228,741 in fiscal 2022. Total operating weeks at The Cheesecake Factory restaurants decreased 0.4% to 11,010 in fiscal 2023 compared to 11,052 in the comparable prior year period. Excluding the impact of the 53rd week in fiscal 2022, total operating weeks increased 1.6% compared to 10,841 in the prior year. The Cheesecake Factory comparable sales increased by 3.0%, or $73.6 million, from fiscal 2022 and increased 13.9% from fiscal 2019 on an operating week basis. The increase from fiscal 2022 was primarily driven by an increase in average check of 4.0% (based on an increase of 9.4% in menu pricing, partially offset by a 5.4% negative change from menu mix), partially offset by decreased customer traffic of 1.0%. We implemented effective menu price increases of approximately 3.5% and 2.0% in the first and third quarters of fiscal 2023, respectively. We are in the process of implementing an approximate 2.5% price increase in the first quarter of fiscal 2024. Sales through the off-premise channel comprised approximately 22% of our restaurant sales during fiscal 2023 as compared to 25% in fiscal 2022. However, off-premise sales mix remains elevated versus the pre-pandemic level of 16% during fiscal 2019. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most of these orders are for more than one customer. In turn, the lower mix of sales in the off-premise channel during fiscal 2023 compared to fiscal 2022 comprised approximately 1% of the negative change in mix with a positive correlative impact to traffic. In addition, both traffic and mix declined relative to the higher traffic levels and incident rates associated with the post pandemic surge that benefited fiscal 2022. However, incident rates remained elevated versus pre-pandemic levels, and traffic outperformed the broader casual dining industry despite the softening sales environment.

North Italia average sales per restaurant operating week increased 5.0% to $149,727 in fiscal 2023 from $142,532 in fiscal 2022. Total operating weeks at North Italia increased 7.8% to 1,729 in fiscal 2023 compared to 1,604 in the prior year. Excluding the impact of the 53rd week in fiscal 2022, total operating weeks increased 10.1% compared to 1,571 in the prior year. North Italia comparable sales increased approximately 8% from fiscal 2022 and increased approximately 31% compared to fiscal 2019 on an operating week basis. The increase from fiscal 2022 was primarily driven by an increase in average check of approximately 5% (based on an increase of 8% in menu pricing, partially offset by a 3% negative impact from mix), as well as increased customer traffic of 3%. We implemented effective menu price increases of approximately 4.0% and 3.7% in the second and fourth quarters of fiscal 2023, respectively.

Flower Child sales per restaurant operating week increased 6.5% to $79,714 in fiscal 2023 from $74,852 in fiscal 2022. Total operating weeks at Flower Child increased 4.2% to 1,599 in fiscal 2023 compared to 1,534 in the prior year. Excluding the impact of the 53rd week in fiscal 2022, total operating weeks increased 6.4% compared to 1,503 in the prior year. Flower Child sales increased 11.0% to $127.5 million for fiscal 2023, compared to $114.8 million for fiscal 2022. Excluding the impact of the 53rd week in fiscal 2022, total sales increased 13.1% compared to $112.7 million in the prior year.

Other FRC average sales per restaurant operating week decreased 2.0% to $138,469 in fiscal 2023 from $141,316 in fiscal 2022. Average sales per restaurant operating week are impacted by new restaurant openings as well as the concept mix. Total operating weeks at Other FRC increased 13.4% to 1,906 in fiscal 2023 compared to 1,681 in the prior year. Excluding the impact of the 53rd week in fiscal 2022, total operating weeks increased 15.7% compared to 1,647 in the prior year. Other FRC sales increased 11.1% to $263.9 million for fiscal 2023, compared to $237.6 million for fiscal 2022. Excluding the impact of the 53rd week in fiscal 2022, total sales increased 13.5% compared to $232.6 million in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. At January 2, 2024, there were nine The Cheesecake Factory restaurants and seven North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party bakery customers. As a percentage of revenues, food and beverage costs were 23.4% for fiscal 2023 compared to 24.6% for fiscal 2022, primarily due to menu price increases in excess of inflation across most categories (1.0%).

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 35.7% and 36.7% in fiscal 2023 and fiscal 2022, respectively. This decrease was primarily due to menu price increases in excess of wage rate inflation and improved staffing levels (1.0%).

For new restaurants, labor expenses are typically higher for a period of time after opening while our management team becomes more accustomed to predicting and managing the sales volumes at the new restaurants.

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, incentive compensation, and bakery production overhead. As a percentage of revenues, other operating costs and expenses were 26.8% and 26.7% in fiscal 2023 and fiscal 2022, respectively. This variance was primarily driven by higher marketing costs, including launch costs related to our Cheesecake RewardsTM program (0.3%), partially offset by a decrease in off-premise costs due to sales mix (0.2%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.3% and 6.2% for fiscal 2023 and fiscal 2022, respectively.

Impairment of Assets and Lease Termination Expenses

During fiscal 2023, we recorded impairment of assets and lease termination expenses of $29.5 million primarily related to the impairment of long-lived assets for three The Cheesecake Factory (one previously partially impaired), one North Italia (previously partially impaired), one Other FRC and two Other restaurant lease terminations.

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

Acquisition-Related Contingent Consideration, Compensation and Amortization Expense

We recorded $11.7 million and $13.4 million of expense during fiscal 2023 and 2022, respectively, of acquisition-related contingent consideration, compensation and amortization. In fiscal 2023, the fair value of the contingent consideration and compensation liability decreased by $3.1 million due to a payment of $13.0 million per the FRC acquisition agreement, partially offset by $9.9 million increase in the fair value primarily stemming from a change in the volatility factors, as well as an increase in fiscal 2023 revenues and estimated future revenues utilized in the calculation and amortization. In fiscal 2022, the fair value of the contingent consideration and compensation liability increased by $4.7 million due to a $11.9 million increase in the fair value primarily stemming from a change in the volatility factors, as well as an increase in fiscal 2022 revenues and estimated future revenues utilized in the calculation and amortization, partially offset by a payment of $7.2 million per the FRC acquisition agreement.

Preopening Costs

Preopening costs were $25.4 million for fiscal 2023 compared to $16.8 million for fiscal 2022. We opened 16 restaurants in fiscal 2023 comprised of six The Cheesecake Factory, three North Italia, six Other FRC, and one Flower Child location compared to 13 restaurants in fiscal 2022 comprised of three The Cheesecake Factory, four North Italia, three Other FRC, and three Flower Child locations. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant. The increase in preopening cost from fiscal 2022 primarily relates to a higher number of openings and the mix of new restaurant openings. Fiscal 2023 was also negatively impacted by delays in the timing of new restaurant openings that resulted in additional costs.

Interest and Other Expense, Net

Interest and other expense, net was $8.6 million in fiscal 2023 compared to $6.0 million in fiscal 2022. This increase was primarily due to higher interest on our Revolver Facility ($3.5 million), partially offset by higher interest income due to higher cash balances in interest bearing accounts ($1.1 million).

Income Tax Benefit

In fiscal 2023, we had an income tax benefit of $1.3 million, an effective tax rate of (1.3%), compared to an income tax benefit of $10.2 million, an effective tax rate of (31.1%), in fiscal 2022. The change was due primarily to a smaller proportion of employment credits in relation to income before income taxes (49.4%), offset by a higher proportion of non-taxable gains as compared to non-deductible losses in fiscal 2022 on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan (“Non-Qualified Plans”) in relation to income before income taxes (12.1%), a lower tax shortfall in fiscal 2023 related to equity compensation (4.0%) and a lower proportion of state taxes expense in relation to income before income taxes (3.5%). (See Note 17 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)

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

Following is a reconciliation from net income and diluted net income per common share to the corresponding adjusted measures (in thousands, except per share data):

	2023	2022

Net income	$101,351	$43,123
Impairment of assets and lease termination expenses	29,464	31,387
Acquisition-related contingent consideration, compensation and amortization expenses	11,686	13,368
Tax effect of adjustments (1)	(10,699)	(11,637)
Adjusted net income	$131,802	$76,241

Diluted net income	$2.07	$0.86
Impairment of assets and lease termination expenses	0.61	0.62
Acquisition-related contingent consideration, compensation and amortization expenses	0.24	0.27
Tax effect of adjustments (1)	(0.22)	(0.23)
Adjusted net income per share (2)	$2.69	$1.51
(1)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(2)	Adjusted net income per share may not add due to rounding.

Fiscal 2024 Outlook

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

Based on recent trends and assuming no material operating or consumer disruptions, we anticipate total revenue for fiscal 2024 to be approximately $3.6 billion. Including the 2.5% February 2024 price increase, we will have 4.5% pricing in The Cheesecake Factory menu, and we will evaluate the level of pricing for the summer menu based on inflationary trends.

During fiscal 2024, we currently estimate total inflation across our commodities, total labor (factoring in the latest trends in wage rates and channel mix, as well as in other components such as payroll taxes and benefits) and other operating costs and expenses to be in the low to mid-single digit range. However, there remains measurable risk associated with cost fluctuations driven by the current environment. We estimate G&A expenses to be consistent with fiscal 2023 as a percent of sales and preopening costs of approximately $28 million. Based on these factors, we expect fiscal 2024 net income margin of approximately 4.25% at the estimated revenue.

We plan to open as many as 22 new restaurants in fiscal 2024, including three The Cheesecake Factory restaurants, six to seven North Italia restaurants, six to seven Flower Child locations and six to seven restaurants within our Other FRC business. We anticipate approximately $180 to $200 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. Restaurant opening dates may be impacted by supply chain challenges and permit approval delays.

Total revenues for the first quarter of fiscal 2024 are expected to be between $875 million to $895 million, including the impact from the inclement weather quarter-to-date. We anticipate commodity inflation to be in the low-single digit range and expect labor inflation to be in the mid-single digit range. Based on these factors, we expect first quarter fiscal 2024 net income margin of approximately 3.5% at the mid-point of the estimated revenue range.

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

During fiscal 2023, our cash and cash equivalents decreased by $58.5 million to $56.3 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2023	2022

Cash provided by operating activities	$218.4	$161.9
Additions to property and equipment	(151.6)	(112.5)
Acquisition-related deferred consideration and compensation	(24.2)	(18.3)
Borrowings on credit facility	15.0	130.0
Repayments on credit facility	(15.0)	(130.0)
Common stock dividends paid	(53.2)	(42.3)
Treasury stock purchases	(46.1)	(63.1)

Cash Provided by Operating Activities

Cash flows from operations increased by $56.5 million from fiscal 2022 primarily due to higher net income, a higher payroll accrual due to the timing of payments and higher incentive compensation accrued in fiscal 2023 compared to fiscal 2022 and the collection of our fiscal 2020 net operating loss carryback refund in fiscal 2022. These factors were partially offset by timing of accounts payable disbursements in relation to the fiscal 2022 versus 2021 year-end dates and higher sales tax payments in the first quarter fiscal 2023 due to the 53rd week of fiscal 2022 year. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development as of each fiscal year-end, were $98.4 million and $55.1 million for fiscal 2023 and 2022, respectively. Capital expenditures also included $47.8 million and $51.8 million for our existing restaurants and $5.4 million and $5.6 million for bakery and corporate capacity and infrastructure investments in fiscal 2023 and 2022, respectively.

We opened 16 restaurants in fiscal 2023 comprised of six The Cheesecake Factory, three North Italia, six Other FRC and one Flower Child location compared to 13 restaurants in fiscal 2022 comprised of three The Cheesecake Factory, four North Italia, three Other FRC and three Flower Child locations. We expect to open as many as 22 new restaurants in fiscal 2024 across our portfolio of concepts, with approximately 75% of the openings occurring in the second half of fiscal 2024. We anticipate approximately $180 to $200 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

Acquisition-Related Deferred Consideration and Compensation

During fiscal 2023 and 2022, we made payments of $11.3 million and $11.1 million, respectively, for deferred consideration related to the FRC acquisition. During fiscal 2023 and 2022, we also made payments of $13.0 million and $7.2 million, respectively for deferred consideration and contingent consideration related to the FRC acquisition.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. At January 2, 2024, the conversion rate for the Notes was 13.4936 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $74.11 per share of common stock. In connection with the cash dividend that was declared by our Board on February 15, 2024, on March 5, 2024 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Notes.)

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. On October 6, 2022, we repaid the outstanding balance under the prior credit facility and borrowed the same amount on the Revolver Facility. In November 2023, we borrowed $15.0 million on the Revolver Facility and repaid it in December 2023. As of January 2, 2024, we had net availability for borrowings of $236.5 million, based on a $130.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to financial covenants, as well as to customary events of default that, if triggered, could result in acceleration of the maturity of the Revolver Facility. Subject to certain exceptions, the Revolver Facility also limits distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. At January 2, 2024, we were in compliance with all covenants in effect at that date. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

Common Stock Dividends

Common stock dividends of $53.2 million and $42.3 million were paid in fiscal 2023 and 2022, respectively. The increase is primarily due to the resumption of our quarterly dividend in the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Loan Agreement. As further discussed in Note 14 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report, in February 2024, our Board declared a quarterly dividend to be paid in March 2024. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

On October 26, 2022, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 61.0 million shares. Under this authorization, we have cumulatively repurchased 56.5 million shares at a total cost of $1,811.7 million, excluding excise tax through January 2, 2024. We repurchased 1.4 million shares at a cost of $46.1 million, excluding excise tax during fiscal 2023 compared to 2.0 million shares at a cost of $63.1 million fiscal 2022. This increase is primarily due to the resumption of our share repurchase program in the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Loan Agreement.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our undiscounted contractual obligations and commercial commitments as of January 2, 2024 (amounts in millions):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1‑3 Years	4‑5 Years	5 Years
Contractual obligations
Recorded contractual obligations:
Operating leases liabilities (1)	$2,079.2	$138.5	$291.3	$292.3	$1,357.1
Long-term debt	470.0	—	340.0	130.0	—
Uncertain tax positions (2)	3.8	0.3	3.5	—	—
Unrecorded contractual obligations:
Purchase obligations (3)	101.4	78.7	19.9	2.3	0.5
Real estate obligations (4)	414.8	126.0	43.3	23.2	222.3
Total	$3,069.2	$343.5	$698.0	$447.8	$1,579.9

Other commercial commitments
Standby letters of credit	$33.5	$33.5	$—	$—	$—
(1)	Includes $710.3 million related to options to extend lease terms that are reasonably certain of being exercised. (See Note 11 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of leases.)
(2)	Represents liability for uncertain tax positions. (See Note 17 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)
(3)	Includes obligations for inventory purchases, equipment purchases, information technology and other miscellaneous commitments. Amounts exclude agreements that are cancelable without significant penalty.
(4)	Real estate obligations include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced. Amounts exclude agreements that are cancelable without significant penalty. Also includes the commitments associated with the third bakery production facility.

The FRC acquisition agreement also included a contingent consideration provision which is payable annually from 2022 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child) during the five years after closing. The liability for this contingent consideration provision was $25.5 million at January 2, 2024. See Note 2 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of the fair value measurement for this liability. We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after closing.

Cash Flow Outlook

We believe that our cash and cash equivalents, combined with expected cash flows provided by operations and available borrowings under the Revolver Facility, will provide us with adequate liquidity for the next 12 months and the foreseeable future.

As of January 2, 2024, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

Contingent Consideration and Compensation Liability

The FRC acquisition agreement included a contingent consideration provision, a portion of which was considered part of the acquisition consideration and the remainder of which was considered future compensation expense. This contingent consideration and compensation is payable annually from 2022 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child. The fair value of the contingent consideration and compensation liability is determined utilizing a Monte Carlo model based on estimated future revenues, margins, volatility factors and discount rates, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model was $2.6 million to $235.4 million at January 2, 2024 and $0 to $276.0 million at January 3, 2023. During fiscal 2023, the fair value of the contingent consideration and compensation liability decreased by $3.1 million to $25.5 million due to a payment of $13.0 million per the FRC acquisition agreement, partially offset by $9.9 million increase in the fair value primarily stemming from a change in the volatility factors, as well as an increase in fiscal 2023 revenues and estimated future revenues utilized in the calculation, and amortization. The fair value of the contingent consideration and compensation liability is highly subjective, and results could change materially if different estimates and assumptions were used.

Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized and are tested for impairment annually as of the first day of our fiscal fourth quarter or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include, but are not limited to, historical financial performance, wage, product and services inflation, competitive environment, macroeconomic and industry conditions, results of prior impairment tests and share price performance. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed.

The quantitative assessments require the use of estimates and assumptions regarding future cash flows and asset fair values. For the goodwill impairment test, the estimated fair value of the reporting units is determined using a blend of the income approach using a discounted cash flow analysis and the market capitalization approach. The fair value of the trade names and trademarks is estimated using the relief from royalty method. Key assumptions include projected revenue growth and operating expenses, discount rates, royalty rates and other factors that could affect fair value or otherwise indicate potential impairment. Estimates of revenue growth and operating expenses are based on internal projections and consider historical performance and forecasted growth, including assumptions related to the cost environment and macroeconomic and industry conditions. The discount rate is based on the estimated cost of capital that reflects the risk profile of the related business. These estimates, as well as the selection of comparable companies and valuation multiples used in the market approaches, are subjective, and our ability to realize future cash flows and asset fair values is affected by factors such as changes in economic conditions and operating performance. These fair value assessments could change materially if different estimates and assumptions were used.

We did not record any impairment charges related to indefinite-lived intangible assets in fiscal 2023, 2022 or 2021. (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of these impairments.)

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

In fiscal 2023, we recorded $29.5 million of expense primarily related to the impairment of three The Cheesecake Factory (one previously impaired), one North Italia (previously impaired), one Other FRC and two Other restaurant lease terminations. In fiscal 2022, we recorded $31.4 million of expense primarily related to the impairment of three The Cheesecake Factory, one Other FRC and three Other restaurants. In fiscal 2021, we recorded $16.3 million of expense primarily related to the impairment of long-lived assets for three The Cheesecake Factory and two Other restaurants. (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion related to long-lived asset impairment.)

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

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion of market risks contains forward-looking statements and should be read in conjunction with our consolidated financial statements and related notes in Part IV, Item 15 of this report, the “Risk Factors” in Part I, Item 1A of this report, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”in Part II, Item 7 of this report and the cautionary statements included throughout this report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

The cost of products and services used in our operations is subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as geopolitical events, economic conditions or other unforeseen circumstances. Climate change may further exacerbate a number of these factors. During fiscal 2021, we began to experience certain supply shortages and transportation delays largely attributable to impacts of the COVID-19 pandemic. These shortages continued in fiscal 2022 and were exacerbated by geopolitical unrest and macroeconomic events. The aggregate impact of these and other factors contributed to significant cost inflation. While we have seen improvements in many of these areas, the absolute level of commodity costs has remained elevated.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2024, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2023, we had no hedging contracts in place.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For fiscal 2023 and 2022, a hypothetical increase of 1% in food costs would have negatively impacted food and beverage costs by $8.0 million and $8.1 million, respectively. (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Loan Agreement that is indexed to market rates. Based on outstanding borrowings at January 2, 2024 and January 3, 2023, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million on an annual basis. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Non-Qualified Plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at January 2, 2024 and January 3, 2023, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $2.4 million and $2.0 million at January 2, 2024 and January 3, 2023, respectively.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of January 2, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of January 2, 2024 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of January 2,2024.

The effectiveness of our internal control over financial reporting as of January 2, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the three months ended January 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Information with respect to our executive officers is included in Part I, Item 1 of this report. Other information required by this item is hereby incorporated by reference from the sections entitled “Election of Directors,” “The Board and Corporate Governance,” and “Delinquent Section 16(a) Reports” in our Proxy Statement.

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

The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 56 of this report.

2.   Financial statement schedules:

All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the financial statements or notes to the financial statements.

3.   Exhibits:

The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 89.

ITEM 16.         FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Cheesecake Factory Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cheesecake Factory Incorporated and subsidiaries (the Company) as of January 2, 2024 and January 3, 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity and series A convertible preferred stock, and cash flows for each of the years in the three-year period ended January 2, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of January 2, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 2, 2024 and January 3, 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended January 2, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of long-lived assets for impairment

As discussed in Notes 1, 6, and 11 to the consolidated financial statements, the Company assesses the potential impairment of long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the asset or asset group may not be recoverable. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company’s property and equipment, net, and operating lease asset balances as of January 2, 2024 were $791.1 million and $1,302.2 million, respectively. Based upon the analyses performed, the Company recognized pre-tax impairment charges for long-lived assets of $29.5 million in fiscal year 2023.

We identified the evaluation of long-lived assets for impairment as a critical audit matter. The evaluation of the assumptions used in the undiscounted cash flow analysis and determination of fair value of certain long-lived assets resulted in the application of challenging auditor judgment. These assumptions include revenue growth and the operating margin.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s long-lived asset impairment assessment process. This included controls related to the determination of the undiscounted cash flow and fair value of the restaurant asset groups, and the related revenue growth and operating margin assumptions. For certain restaurant asset groups, we performed sensitivity analyses over the revenue growth and operating margin assumptions to assess the impact of changes in those assumptions on the Company’s determination of the undiscounted cash flow and fair value of these restaurant asset groups. We compared the Company’s prior year revenue growth and operating margin assumptions to current year actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s revenue growth and operating margin assumptions for certain restaurant asset groups by comparing the assumptions to the restaurant asset groups’ historical and peer group performance.

/s/ KPMG LLP

We have served as the Company’s auditor since 2018.
Los Angeles, California
February 26, 2024

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 2,	January 3,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$56,290	$114,777
Accounts and other receivables	103,094	105,511
Income taxes receivable	20,670	21,522
Inventories	57,654	55,559
Prepaid expenses	63,090	48,399
Total current assets	300,798	345,768

Property and equipment, net	791,093	746,051

Other assets:
Intangible assets, net	251,727	251,524
Operating lease assets	1,302,150	1,268,986
Other	194,615	162,891
Total other assets	1,748,492	1,683,401

Total assets	$2,840,383	$2,775,220

LIABILITIES, SERIES A CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,152	$66,638
Gift card liabilities	222,915	219,808
Operating lease liabilities	134,905	139,099
Other accrued expenses	239,699	231,133
Total current liabilities	660,671	656,678

Long-term debt	470,047	468,032
Operating lease liabilities	1,254,955	1,233,497
Other noncurrent liabilities	136,648	125,010
Total liabilities	2,522,321	2,483,217
Commitments and contingencies (Note 13)
Series A convertible preferred stock, $.01 par value, 200,000 shares authorized; none issued	—	—
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 107,195,287 shares issued and 50,652,129 shares outstanding at January 2, 2024 and 106,323,117 shares issued and 51,173,597 shares outstanding at January 3, 2023	1,072	1,063
Additional paid-in capital	913,442	887,485
Retained earnings	1,216,239	1,170,078
Treasury stock inclusive of excise tax, 56,543,158 and 55,149,520 shares at cost at January 2, 2024 and January 3, 2023, respectively	(1,811,997)	(1,765,641)
Accumulated other comprehensive loss	(694)	(982)
Total stockholders’ equity	318,062	292,003

Total liabilities, Series A convertible preferred stock and stockholders’ equity	$2,840,383	$2,775,220

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2023	2022	2021

Revenues	$3,439,503	$3,303,156	$2,927,540
Costs and expenses:
Food and beverage costs	803,500	810,926	653,133
Labor expenses	1,227,895	1,211,951	1,072,628
Other operating costs and expenses	922,428	881,627	792,311
General and administrative expenses	217,449	205,753	186,136
Depreciation and amortization expenses	93,136	92,380	89,654
Impairment of assets and lease termination expenses	29,464	31,387	18,139
Acquisition-related contingent consideration, compensation and amortization expenses	11,686	13,368	19,510
Preopening costs	25,379	16,829	13,711
Total costs and expenses	3,330,937	3,264,221	2,845,222
Income from operations	108,566	38,935	82,318
Interest and other expense, net	(8,552)	(6,043)	(10,698)
Income before income taxes	100,014	32,892	71,620
Income tax benefit	(1,337)	(10,231)	(753)
Net income	101,351	43,123	72,373
Dividends on Series A preferred stock	—	—	(18,661)
Undistributed earnings allocated to Series A preferred stock	—	—	(4,581)
Net income available to common stockholders	$101,351	$43,123	$49,131

Net income per common share:
Basic	$2.10	$0.87	$1.03
Diluted (Note 1)	$2.07	$0.86	$1.01

Weighted-average common shares outstanding:
Basic	48,324	49,815	47,529
Diluted	49,050	50,414	48,510

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year
	2023	2022	2021

Net income	$101,351	$43,123	$72,373
Other comprehensive gain/(loss):
Foreign currency translation adjustment	288	(695)	34
Unrealized gain on derivative, net of tax	—	—	3,464
Other comprehensive gain/(loss)	288	(695)	3,498
Total comprehensive income	101,639	42,428	75,871
Comprehensive income attributable to Series A preferred stockholders	—	—	(23,540)
Total comprehensive income available to common stockholders	$101,639	$42,428	$52,331

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND SERIES A CONVERTIBLE PREFERRED STOCK

(In thousands)

								Accumulated
	Series A Convertible				Additional			Other
	Preferred Stock		Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 29, 2020	200	$218,248	98,645	$986	$878,148	$1,110,087	$(1,696,743)	$(3,785)	$288,693
Cumulative effect of adopting ASU 2020-06	—	(4,763)	—	—	—	4,763	—	—	4,763
Balance, December 29, 2020, as adjusted	200	213,485	98,645	986	878,148	1,114,850	(1,696,743)	(3,785)	293,456
Net income	—	—	—	—	—	72,373	—	—	72,373
Foreign currency translation adjustment	—	—	—	—	—	—	—	34	34
Change in derivative, net of tax	—	—	—	—	—	—	—	3,464	3,464
Cash dividends declared common stock, net of forfeitures	—	—	—	—	—	588	—	—	588
Stock-based compensation	—	—	759	8	24,778	—	—	—	24,786
Common stock issued under stock-based compensation plans	—	—	436	5	23,177	—	—	—	23,182
Common stock issuance	—	—	3,125	31	167,019	—	—	—	167,050
Treasury stock purchases	—	—	—	—	—	—	(5,766)	—	(5,766)
Series A preferred stock cash-settled conversion	(150)	(160,114)	—	—	(283,637)	—	—	—	(283,637)
Series A preferred stock conversion to common stock	(50)	(53,371)	2,401	24	53,273	—	—	—	53,297
Deemed dividends on Series A preferred stock	—	—	—	—	—	(13,591)	—	—	(13,591)
Cash dividends declared Series A preferred stock, $25.35 per share	—	—	—	—	—	(5,070)	—	—	(5,070)
Balance, December 28, 2021	—	—	105,366	1,054	862,758	1,169,150	(1,702,509)	(287)	330,166
Net income	—	—	—	—	—	43,123	—	—	43,123
Foreign currency translation adjustment	—	—	—	—	—	—	—	(695)	(695)
Cash dividends declared common stock, net of forfeitures, $0.81 per share	—	—	—	—	—	(42,195)	—	—	(42,195)
Stock-based compensation	—	—	788	8	24,644	—	—	—	24,652
Common stock issued under stock-based compensation plans	—	—	169	1	83	—	—	—	84
Treasury stock purchases	—	—	—	—	—	—	(63,132)	—	(63,132)
Balance, January 3, 2023	—	—	106,323	1,063	887,485	1,170,078	(1,765,641)	(982)	292,003
Net income	—	—	—	—	—	101,351	—	—	101,351
Foreign currency translation adjustment	—	—	—	—	—	—	—	288	288
Cash dividends declared common stock, net of forfeitures, $1.08 per share	—	—	—	—	—	(55,190)	—	—	(55,190)
Stock-based compensation	—	—	872	9	25,957	—	—	—	25,966
Treasury stock purchases, inclusive of excise tax	—	—	—	—	—	—	(46,356)	—	(46,356)
Balance, January 2, 2024	—	$—	107,195	$1,072	$913,442	$1,216,239	$(1,811,997)	$(694)	$318,062

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2023	2022	2021
Cash flows from operating activities:
Net income	$101,351	$43,123	$72,373

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	93,136	92,380	89,654
Impairment of assets and lease termination expenses	26,998	31,327	17,937
Deferred income taxes	(15,715)	(18,646)	(20,849)
Stock-based compensation	25,781	24,426	22,988
Changes in assets and liabilities:
Accounts and other receivables	(98)	(12,266)	(24,816)
Income taxes receivable/payable	852	14,651	715
Inventories	(2,092)	(12,725)	(3,478)
Prepaid expenses	(14,694)	(11,960)	(1,137)
Operating lease assets/liabilities	(27,113)	(18,404)	(4,106)
Other assets	(14,504)	13,739	(9,227)
Accounts payable	3,971	17,586	(3,678)
Gift card liabilities	3,104	8,634	26,527
Other accrued expenses	37,424	(9,939)	50,103
Cash provided by operating activities	218,401	161,926	213,006

Cash flows from investing activities:
Additions to property and equipment	(151,565)	(112,464)	(66,943)
Additions to intangible assets	(1,658)	(680)	(606)
Other	(274)	329	(1,061)
Cash used in investing activities	(153,497)	(112,815)	(68,610)

Cash flows from financing activities:
Acquisition-related deferred consideration and compensation	(24,243)	(18,316)	(17,000)
Borrowings on credit facility	15,000	130,000	—
Repayments on credit facility	(15,000)	(130,000)	(150,000)
Convertible debt issuance	—	—	345,000
Convertible debt direct and incremental costs	—	—	(10,074)
Series A preferred stock cash-settled conversion	—	—	(443,751)
Series A preferred stock conversion direct and incremental costs	—	—	(74)
Series A preferred stock dividend paid	—	—	(18,661)
Common stock issuance	—	—	175,000
Common stock issuance direct and incremental costs	—	—	(7,950)
Proceeds from exercise of stock options	—	84	24,786
Common stock dividends paid	(53,207)	(42,272)	(337)
Treasury stock purchases	(46,085)	(63,132)	(5,766)
Cash used in financing activities	(123,535)	(123,636)	(108,827)
Foreign currency translation adjustment	144	(325)	(27)
Net change in cash and cash equivalents	(58,487)	(74,850)	35,542
Cash and cash equivalents at beginning of period	114,777	189,627	154,085
Cash and cash equivalents at end of period	$56,290	$114,777	$189,627

Supplemental disclosures:
Interest paid	$9,764	$7,233	$9,586
Income taxes paid	$14,473	$14,688	$13,031
Construction payable	$16,815	$9,346	$4,343

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 334 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (216 locations), North Italia® (37 locations), Flower Child® (32 locations) and a collection within our Fox Restaurant Concepts (“FRC”) portfolio (41 locations). Internationally, 33 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2023 and 2021 each consisted of 52 weeks. Fiscal year 2022 consisted of 53 weeks. Fiscal year 2024 will consist of 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates.

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

During fiscal 2021 and 2022, the COVID - 19 pandemic continued to affect our business during periods of accelerated case counts in which we experienced increased restaurant staff absenteeism and temporary shifts in consumer behavior, such as changes in customer traffic or the mix between on-premise and off-premise channels. Along with the COVID-19 pandemic, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Some of these factors continued to impact our operating results in fiscal 2023, contributing to significantly increased commodity and other costs. We also encountered delays in opening new restaurants primarily due to delays in permitting and landlord readiness, as well as supply chain challenges.

The ongoing impact of geopolitical and macroeconomic events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $21.0 million and $19.1 million at January 2, 2024 and January 3, 2023, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in other accrued expenses on our consolidated balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk are cash and cash equivalents and receivables. We maintain our day-to-day operating cash balances in non-interest-bearing transaction accounts, which are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. We invest our excess cash in a money market deposit account, which is insured by the FDIC up to $250,000. Although we maintain balances that exceed the federally insured limit, we have not experienced any losses related to these balances, and we believe credit risk to be minimal.

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

Property and Equipment

We record property and equipment at cost less accumulated depreciation. Improvements are capitalized, while repairs and maintenance costs are expensed as incurred. Depreciation is calculated using the straight-line method over the estimated useful life of the assets or the reasonably certain lease term, whichever is shorter. Leasehold improvements include the cost of our internal development and construction department. Depreciation periods are as follows:

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

In fiscal 2023, we recorded $29.5 million of expense primarily related to the impairment of long-lived assets for three The Cheesecake Factory (one previously impaired), one North Italia (previously impaired), one Other FRC and two Other restaurant lease terminations. In fiscal 2022, we recorded $31.4 million of expense primarily related to the impairment of long - lived assets for three The Cheesecake Factory, one Other FRC and three Other restaurants. In fiscal 2021, we recorded $16.3 million of expense primarily related to the impairment of long-lived assets for three The Cheesecake Factory and two Other restaurants. These amounts are recorded in impairment of assets and lease terminations on the consolidated statements of income.

Intangible Assets

The following table presents components of intangible assets, net (in thousands):

	Fiscal year ended
	January 2, 2024	January 3, 2023
Indefinite-lived intangible assets:
Goodwill	$1,451	$1,451
Trade names and trademarks	234,341	234,077
Transferable alcoholic beverage licenses	7,923	7,683
Total indefinite-lived intangible assets	243,715	243,211
Definite-lived intangible assets, net:
Licensing agreements	4,602	5,092
Non-transferable alcoholic beverage licenses	3,410	3,221
Total definite-lived intangible assets	8,012	8,313
Total intangible assets, net	$251,727	$251,524

Goodwill and other indefinite-lived intangible assets are not amortized and are tested for impairment annually as of the first day of our fiscal fourth quarter or on an interim basis if events or changes in circumstances between annual tests indicate a potential impairment. First, we determine if, based on qualitative factors, it is more likely than not that an impairment exists. Factors considered include, but are not limited to, historical financial performance, wage, product and services inflation, competitive environment, macroeconomic and industry conditions, results of prior impairment tests and share price performance. Any adverse change in these factors could have a significant impact on the recoverability of these assets and could have a material impact on our consolidated financial statements. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative assessments require the use of estimates and assumptions regarding future cash flows and asset fair values. Key assumptions include projected revenue growth and operating expenses, discount rates, royalty rates, valuation multiples and other factors that could affect fair value or otherwise indicate potential impairment. Such assessments could change materially if different estimates and assumptions were used.

We performed our annual impairment assessment of indefinite-lived intangible assets as of the first day of the fourth quarters of fiscal 2023, 2022 and 2021 and concluded there was no impairment.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows. If impaired, the asset or asset group is written down to fair value based on discounted future cash flows. We performed our annual impairment assessment of definite-lived intangible assets as of the first day of the fourth quarters of fiscal 2023, 2022 and 2021. We concluded there was no impairment for fiscal 2023 and 2022 and recorded $1.3 million of impairment expense in fiscal 2021 related to licensing agreements. Amortization expenses related to our definite-lived intangible assets were $0.8 million, $0.7 million and $0.7 million for fiscal 2023, 2022 and 2021, respectively. Definite-lived intangible assets will be amortized over one to 52 years.

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

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income. We recognized $7.3 million, $7.0 million and $6.8 million of gift card breakage in fiscal years 2023, 2022 and 2021, respectively. Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

Certain of our promotional programs include multiple element arrangements that incorporate various performance obligations. We allocate revenue using the relative selling price of each performance obligation considering the likelihood of redemption and recognize revenue upon satisfaction of each performance obligation. During fiscal 2023, we deferred and recognized previously deferred revenue of $27.5 million and $23.3 million, respectively, related to promotional programs. During fiscal 2022, we deferred and recognized previously deferred revenue of $27.3 million and $23.6 million, respectively, related to promotional programs. During fiscal 2021, we deferred and recognized previously deferred revenue of $27.5 million and $15.2 million, respectively, related to promotional programs.

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

Stock-Based Compensation

We maintain stock-based incentive plans under which equity awards may be granted to staff members, consultants and non-employee directors. We account for the awards based on fair value measurement guidance and amortize to expense over the vesting period using a straight-line or graded-vesting schedule, as applicable. (See Note 15 for further discussion of our stock-based compensation.)

Advertising Costs

We expense advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $34.7 million, $24.0 million and $19.9 million in fiscal 2023, 2022 and 2021, respectively. The increase in fiscal 2023 is primarily due to the launch of our Cheesecake RewardsTM program.

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

Net Income per Share

Basic net income per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At January 2, 2024, January 3, 2023 and December 28, 2021, 2.9 million shares, 2.5 million shares and 2.1 million shares, respectively, of restricted stock and restricted stock units issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates.

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

	Fiscal Year
	2023	2022	2021

	(In thousands, except per share data)
Basic net income per common share:
Net income	$101,351	$43,123	$72,373
Dividends on Series A preferred stock	—	—	(18,661)
Undistributed earnings allocated to Series A preferred stock	—	—	(4,581)
Net income available to common stockholders	101,351	43,123	49,131
Basic weighted-average shares outstanding	48,324	49,815	47,529
Basic net income per common share	$2.10	$0.87	$1.03

Diluted net income per common share:
Net income available to common stockholders	101,351	43,123	49,131
Reallocation of undistributed earnings to Series A preferred stock	—	—	85
Net income available to common stockholders for diluted EPS	101,351	43,123	49,216
Basic weighted-average shares outstanding	48,324	49,815	47,529
Dilutive effect of equity awards (1)	726	599	981
Diluted weighted-average shares outstanding	49,050	50,414	48,510
Diluted net income per common share	$2.07	$0.86	$1.01
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 2.9 million, 3.3 million and 1.9 million for fiscal 2023, 2022 and 2021, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners. Our comprehensive income consists of net income, unrealized gains on our interest rate swap and translation gains/(losses) related to our Canadian restaurant operations.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied prospectively. However, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on the Company’s disclosures.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	January 2, 2024
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$94,136	$—	$—
Non-qualified deferred compensation liabilities	(93,979)	—	—
Acquisition-related contingent consideration and compensation liability	—	—	(25,495)

	January 3, 2023
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$78,542	$—	$—
Non-qualified deferred compensation liabilities	(78,286)	—	—
Acquisition-related deferred consideration (1)	—	(10,751)	—
Acquisition-related contingent consideration and compensation liability	—	—	(28,565)
(1)	The final $11.3 million payment related to the Acquisition - related deferred consideration was made in fiscal year 2023.

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

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liability categorized as Level 3 (in thousands):

	Fiscal year ended
	January 2, 2024	January 3, 2023

Beginning balance	$28,565	$23,894
Payment	(12,994)	(7,187)
Change in fair value	9,924	11,858
Ending balance	$25,495	$28,565

The fair value of the Acquisition-related contingent consideration and compensation liability was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liability was $2.6 million to $235.4 million at January 2, 2024 and $0 to $276.0 million at January 3, 2023. Results could change materially if different estimates and assumptions were used. During fiscal 2023, the fair value of the contingent consideration and compensation liability decreased by $3.1 million due to a payment of $13.0 million per the FRC acquisition agreement, partially offset by $9.9 million increase in the fair value primarily stemming from a change in the volatility factors, as well as an increase in fiscal 2023 revenues and estimated future revenues utilized in the calculation and amortization. During fiscal 2022, the fair value of the contingent consideration and compensation liability increased by $4.7 million due to an $11.9 million increase in the fair value primarily stemming from a change in the volatility factors, as well as an increase in fiscal 2022 revenues and estimated future revenues utilized in the calculation and amortization, partially offset by a payment of $7.2 million per the FRC acquisition agreement.

The fair values of our cash and cash equivalents, accounts receivable, income taxes receivable, other receivables, prepaid expenses, accounts payable, income taxes payable and other accrued expenses approximate their carrying amounts due to their short duration.

At both January 2, 2024 and January 3, 2023, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of January 2, 2024 and January 3, 2023 was approximately $298.8 million and $282.9 million, respectively, and determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. The increase in the fair value of the Notes was primarily due to an increase in our stock price. See Note 10 for further discussion of the Notes.

3.    Accounts and Other Receivables

Accounts and other receivables consisted of (in thousands):

	Fiscal year ended
	January 2, 2024	January 3, 2023

Gift card distributors	$35,777	$37,586
Bakery customers	13,863	16,561
Landlord construction contributions	12,650	9,862
Insurance providers	9,984	10,529
Delivery partner	7,154	7,757
Other	23,666	23,216
Total	$103,094	$105,511

4.    Inventories

Inventories consisted of (in thousands):

	Fiscal year ended
	January 2, 2024	January 3, 2023

Restaurant food and supplies	$32,283	$30,783
Bakery finished goods and work in progress	16,230	17,250
Bakery raw materials and supplies	9,141	7,526
Total	$57,654	$55,559

5.    Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	Fiscal year ended
	January 2, 2024	January 3, 2023

Gift card contract assets	$19,111	$19,886
Prepaid rent (1)	24,438	12,165
Other	19,541	16,348
Total	$63,090	$48,399
(1)	The primary cause for the increase in prepaid rent expenses is a higher number of restaurants under construction at January 2, 2024 where the lease has not yet commenced compared to the prior year.

6.    Property and Equipment

Property and equipment consisted of (in thousands):

	Fiscal year ended
	January 2, 2024	January 3, 2023

Land and related improvements	$15,852	$15,852
Buildings	44,179	44,138
Leasehold improvements	1,291,153	1,225,860
Furnishings, fixtures and equipment	625,931	584,924
Computer software and equipment	57,952	60,861
Restaurant smallwares	38,234	36,494
Construction in progress	58,067	36,675

Property and equipment, total	2,131,368	2,004,804
Less: Accumulated depreciation	(1,340,275)	(1,258,753)
Property and equipment, net	$791,093	$746,051

Depreciation expenses related to property and equipment for fiscal 2023, 2022 and 2021 were $92.9 million, $92.1 million and $89.4 million, respectively. Repair and maintenance expenses for fiscal 2023, 2022 and 2021 were $99.5 million, $89.1 million and $77.4 million, respectively and are recorded in other operating costs and expenses. Net (income)/expense for property and equipment disposals was ($0.4) million, $1.6 million and $1.1 million, in fiscal 2023, 2022 and 2021, respectively.

7.    Other Assets

Other assets consisted of (in thousands):

	Fiscal year ended
	January 2, 2024	January 3, 2023

Non-qualified deferred compensation assets (1)	$94,136	$78,542
Deferred income taxes(2)	91,944	76,245
Other	8,535	8,104
Total	$194,615	$162,891
(1)	See Note 16 for further discussion of our non-qualified deferred compensation assets.
(2)	See Note 17 for further discussion of our income taxes.

8.    Gift Cards

The following tables present information related to gift cards (in thousands):

	Fiscal year ended
	January 2, 2024	January 3, 2023
Gift card liabilities:
Beginning balance	$219,808	$211,182
Activations	140,647	152,368
Redemptions and breakage	(137,540)	(143,743)
Ending balance	$222,915	$219,808

	Fiscal year ended
	January 2, 2024	January 3, 2023
Gift card contract assets: (1)
Beginning balance	$19,886	$18,468
Deferrals	14,957	16,440
Amortization	(15,732)	(15,022)
Ending balance	$19,111	$19,886
(1)	Included in prepaid expenses on the consolidated balance sheets.

9.    Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	Fiscal year ended
	January 2, 2024	January 3, 2023

Self-insurance	$71,546	$71,872
Salaries and wages (1)	51,040	43,402
Staff member benefits	28,951	27,332
Payroll and sales taxes	20,365	24,861
Rent	18,973	12,713
Deferred consideration (2)	—	10,751
Other	48,824	40,202
Total	$239,699	$231,133
(1)	The increase in accrued salaries and wages was primarily due to the timing of payroll disbursements in relation to the fiscal 2023 versus 2022 year-end dates.
(2)	The final $11.3 million payment related to the Acquisition-related deferred consideration was made in fiscal year 2023.

10.    Long-Term Debt

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

On October 6, 2022, we repaid the outstanding balance under the then-existing credit agreement and borrowed the same amount on the Revolver Facility. In November 2023, we borrowed $15.0 million on the Revolver Facility and repaid it in December 2023. As of January 2, 2024, we had net availability for borrowings of $236.5 million, based on a $130.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Amended Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90. The Amended Net Adjusted Leverage Ratio includes a rental expense multiplier of six as compared to eight in the prior credit agreement. At January 2, 2024, we were in compliance with all covenants in effect at that date.

Borrowings under the Loan Agreement bear interest, at our election, at a rate equal to either: (i) the sum of (A) adjusted term SOFR (as defined in the Loan Agreement, the “Term SOFR Rate”) plus (B) a rate variable based on the Amended Net Adjusted Leverage Ratio, ranging from 1.00% to 1.75%, or (ii) the sum of (A) the highest of (x) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (y) the greater of the rate calculated by the Federal Reserve Bank of New York as the federal funds effective rate or the rate that is published by the Federal Reserve Bank of New York as the overnight bank funding rate, in either case, plus 0.50%, and (z) the one-month Term SOFR Rate plus 1.00%, plus (B) a rate variable based on the Net Adjusted Leverage Ratio, ranging from 0.00% to 0.75%. We will also pay a fee variable based on the Net Adjusted Leverage Ratio, ranging from 0.125% to 0.25%, on the daily amount of unused commitments under the Loan Agreement. Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the adjusted SOFR plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with the Loan Agreement.

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

From and after February 17, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. At January 2, 2024, the conversion rate for the Notes was 13.4936 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $74.11 per share of common stock. In connection with the cash dividend that was declared by our Board on February 15, 2024, on March 5, 2024 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms.

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

As of January 2, 2024, the Notes had a gross principal balance of $345.0 million and a balance of $340.0 million, net of unamortized issuance costs of $5.0 million. The unamortized balance of issuance costs was recorded as a contra-liability and netted with long-term debt on our condensed consolidated balance sheets. Total amortization expense was $2.0 million, $2.0 million and $1.1 million in fiscal 2023, fiscal 2022 and fiscal 2021, respectively and was included in interest expense in the consolidated statements of income. The effective interest rate for the Notes was 0.96% as of January 2, 2024.

11.    Leases

Components of lease expense were as follows (in thousands):

	Fiscal Year
	2023	2022	2021
Operating	$145,774	$140,351	$131,834
Variable	87,047	81,585	73,909
Short-term	142	116	283
Total	$232,963	$222,052	$206,026

Supplemental information related to leases (in thousands, except percentages):

	Fiscal Year
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$145,836	$149,624
Right-of-use assets obtained in exchange for new operating lease liabilities	114,373	86,187
Weighted-average remaining lease term — operating leases (in years)	14.9	15.2
Weighted-average discount rate — operating leases	5.3%	5.0%

As of January 2, 2024, the maturities of our operating lease liabilities were as follows (in thousands):

Fiscal year 2024	$138,459
Fiscal year 2025	146,828
Fiscal year 2026	144,453
Fiscal year 2027	142,444
Fiscal year 2028	149,919
Thereafter	1,357,092
Total future lease payments	2,079,195
Less: Interest	(689,335)
Present value of lease liabilities	$1,389,860

Operating lease liabilities include $710.3 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $280.7 million of legally binding minimum lease payments for leases signed but not yet commenced.

12.   Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	Fiscal year ended
	January 2, 2024	January 3, 2023

Non-qualified deferred compensation liabilities (1)	$93,979	$78,286
Contingent consideration and compensation liability	25,495	28,565
Other	17,174	18,159
Total	$136,648	$125,010
(1)	See Note 16 for further discussion of our non-qualified deferred compensation assets and liabilities.

13.   Commitments and Contingencies

Purchase obligations, which include inventory purchases, equipment purchases, information technology and other miscellaneous commitments, were $101.4 million and $129.9 million at January 2, 2024 and January 3, 2023, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services rendered. Real estate obligations, which include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced, were $414.8 million and $252.4 million at January 2, 2024 and January 3, 2023, respectively.

The FRC acquisition agreement included a contingent consideration provision of which the remainder is payable annually from 2024 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child with considerations made in the event we undergo a change in control or divest any FRC brand (other than North Italia and Flower Child) during the five years after closing. The liability for this contingent consideration provision was $25.5 million at January 2, 2024. See Note 2 for discussion of the fair value measurement of this liability. We are also required to provide financing to FRC in an amount sufficient to support achievement of these targets during the five years after closing.

As credit guarantees to insurers, we had $33.5 million and $31.5 million at January 2, 2024 and January 3, 2023, respectively, in standby letters of credit related to our self-insurance liabilities. All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and other insurable risks. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date. The total accrued liability for our self-insured plans was $71.5 million and $71.9 million at January 2, 2024 and January 3, 2023, respectively.

On June 7, 2018, the California Department of Industrial Relations issued a $4.2 million wage citation jointly against the Company and our vendor that provides janitorial services to eight of our Southern California restaurants, alleging that the janitorial vendor or its subcontractor failed to comply with various provisions of the California Labor Code (Wage Citation Case No. 35-CM-188798-16). The wage citation seeks to recover penalties and other monetary payments on behalf of the employees that worked for this vendor or its subcontractor. On June 28, 2018, we filed an appeal of the wage citation. On November 10, 2022, the parties participated in voluntary mediation and reached a settlement of all claims. We reserved an immaterial amount for settlement purposes. Final payment under the settlement agreement was made in October 2023 following the final agency approval.

On February 10, 2023, a class action complaint was filed against the Company in the United States District Court for the Southern District of California (Lightoller vs. TCF Co. LLC., Case No. 3:23-cv-00272-AJB-NLS), alleging violations of state privacy laws. The lawsuit alleges that the Company violated state wiretapping and privacy laws by improperly tracking and/or recording the keystrokes of visitors on the Company’s website without permission. A similar case was filed in the United States District Court for the District of Maryland on February 21, 2023 (Curd v. TCF CO. LLC; Civil Action No. 1:23-cv-00472-JMC). On May 10, 2023, the plaintiffs in Case Nos. 3:23-cv-00272 and 1:23-cv-00472 voluntarily dismissed their complaints against the Company without prejudice.

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

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including in the event of a termination without cause, an acquirer failure to assume or continue equity awards following a change in control of the Company or, otherwise, in the event of death or disability as defined in those agreements. Aggregate payments totaling approximately $3.4 million, excluding accrued potential bonuses of $2.6 million, which are subject to approval by the Compensation Committee, would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of January 2, 2024. In addition, the employment agreement with our Chief Executive Officer specifies an annual founder’s retirement benefit of $650,000 for ten years, commencing six months after termination of his full-time employment.

14.   Stockholders’ Equity

Common Stock Issuance

On June 15, 2021, we issued 3.125 million shares of our common stock for $175.0 million. In connection with the issuance, we incurred direct and incremental costs of $8.0 million.

Common Stock - Dividends and Share Repurchases

Following the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Loan Agreement, our Board declared a quarterly dividend in the second quarter of fiscal 2022 and has declared quarterly dividends since then. Our Board declared dividends of $1.08 per common share in the aggregate during fiscal 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Note 10 for further discussion of our long-term debt.)

On October 26, 2022, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 61.0 million shares. Under this authorization, we have cumulatively repurchased 56.5 million shares at a total cost of $1,811.7 million, excluding excise tax, through January 2, 2024. During fiscal 2023, 2022 and 2021, we repurchased 1.4 million, 2.0 million and 0.1 million shares of our common stock at a cost of $46.1 million, $63.1 million and $5.8 million, excluding excise tax, respectively. The increase from fiscal 2021 to 2022 is primarily due to the resumption of our share repurchase program in the second quarter of fiscal 2022 after the suspension that began in fiscal 2020 due to the impact of COVID-19 on our business and in conjunction with the terms of our Loan Agreement. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock.

Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Share repurchases may be made from time to time in open market purchases, privately-negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or otherwise. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the FRC acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 10 for further discussion of our long-term debt.)

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

15.   Stock-Based Compensation

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

On March 24, 2022, our Board approved an amendment to our The Cheesecake Factory Incorporated Stock Incentive Plan to increase the number of shares of common stock reserved for grant under the plan to 19.8 million shares from 17.5 million shares. This amendment was approved by our stockholders at our annual meeting held on May 23, 2022. Approximately 3.1 million of these shares were available for grant as of January 2, 2024.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Fiscal Year
	2023	2022	2021

Labor expenses	$9,914	$9,590	$8,856
Other operating costs and expenses	318	321	311
General and administrative expenses	15,549	14,515	13,821
Total stock-based compensation	25,781	24,426	22,988
Income tax benefit	6,437	6,026	5,646
Total stock-based compensation, net of taxes	$19,344	$18,399	$17,342

Capitalized stock-based compensation (1)	$185	$226	$194
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

The weighted-average fair value at the grant date for options issued during fiscal 2023 was $15.76 per share. The fair value of options issued was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions: (a) an expected option term of 6.7 years, (b) expected stock price volatility of 45.2%, (c) a risk-free interest rate of 4.0% and (d) a dividend yield on our stock of 2.7%. We did not issue any stock options during fiscal 2022 or 2021.

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

Stock option activity during fiscal 2023 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	1,685	$46.11	4.2	$0
Granted	40	$40.42
Exercised	—	$—
Forfeited or cancelled	(175)	$48.01
Outstanding at end of year	1,550	$45.75	3.8	$0

Exercisable at end of year	1,199	$47.11	3.1	$0
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal year-end date.

There were no options exercised during fiscal 2023. The total intrinsic value of options exercised during fiscal 2022 and 2021 was $4.9 million and $7.1 million, respectively. As of January 2, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $1.5 million, which we expect to recognize over a weighted-average period of approximately 1.3 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2023 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at beginning of year	2,512	$41.93
Granted	1,005	$37.73
Vested	(501)	$43.59
Forfeited	(130)	$39.77
Outstanding at end of year	2,886	$40.28

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted-average fair value for restricted shares and restricted share units issued during fiscal 2023, 2022 and 2021 was $37.73, $36.84 and $49.57, respectively. The fair value of shares that vested during fiscal 2023, 2022 and 2021 was $21.8 million, $18.5 million and $15.4 million, respectively. As of January 2, 2024, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $57.1 million, which we expect to recognize over a weighted-average period of approximately 2.9 years.

16.   Employee Benefit Plans

We have defined contribution benefit plans in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plans”) that are open to our staff members who meet certain compensation and eligibility requirements. Participation in the 401(k) Plans is currently open to staff members from our restaurant concepts, bakery facilities, corporate office and FRC headquarters. The 401(k) Plans allow participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plans. We currently match in cash a certain percentage of the staff member contributions to the 401(k) Plans and also pay a portion of the administrative costs. Expense recognized in fiscal 2023, 2022 and 2021 was $2.3 million, $2.1 million and $2.1 million, respectively.

We have also established non-qualified deferred compensation plans (“Non-Qualified Plans”) for our executive officers and a select group of management and/or highly compensated staff members. The Non-Qualified Plans allow participating staff members to defer the receipt of a portion of their base compensation and bonuses. Non-employee directors may also participate in the Non-Qualified Plans and defer the receipt of their earned director fees. We currently match in cash a certain percentage of the staff member contributions to the Non-Qualified Plans and also pay for the administrative costs. We do not match any contributions made by non-employee directors. Expense recognized in fiscal 2023, 2022 and 2021 was $1.3 million, $1.4 million and $1.2 million, respectively.

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

We maintain self-insured medical and dental benefit plans for our staff members. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in other accrued expenses, was $11.3 million and $14.0 million as of January 2, 2024 and January 3, 2023, respectively. (See Note 1 for further discussion of accounting for our self-insurance liabilities.)

17.   Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2023	2022	2021

Income before income taxes	$100,014	$32,892	$71,620
Income tax provision/(benefit):
Current:
Federal	$7,183	$3,520	$15,746
State	7,195	4,895	4,350
Total current	14,378	8,415	20,096
Deferred:
Federal	(15,329)	(17,733)	(20,434)
State	(386)	(913)	(415)
Total deferred	(15,715)	(18,646)	(20,849)
Total benefit	$(1,337)	$(10,231)	$(753)

The following reconciles the U.S. federal statutory rate to the effective tax rate:

	Fiscal Year
	2023	2022	2021

U.S. federal statutory rate	21.0%	21.0%	21.0%
State and district income taxes, net of federal benefit	5.4	8.9	4.2
Credit for FICA taxes paid on tips	(24.9)	(66.4)	(24.2)
Other credits and incentives	(2.2)	(10.7)	(4.2)
Impact of net operating loss carryback	0.0	0.0	(6.3)
Deferred compensation	(2.4)	9.7	(2.9)
Equity compensation	1.5	5.5	0.0
Uncertain tax positions	(0.7)	(2.3)	10.3
Non-deductible executive compensation	0.8	2.8	0.3
Other	0.2	0.4	0.7
Effective tax rate	(1.3)%	(31.1)%	(1.1)%

On March 27, 2020, the CARES Act was signed into law. It included provisions allowing for the carryback of net operating losses generated in fiscal years 2018, 2019 and 2020. During fiscal 2021, we filed a refund claim in the amount of $18.4 million for our fiscal 2020 net operating loss carryback, which was received during fiscal 2022. In January 2022, we filed amended returns for tax years 2018 and 2019 requesting total refunds of $21.3 million for credits released by our fiscal 2020 loss carryback. These refunds have not yet been received. The effects of these claims were primarily included in our fiscal 2020 provision for income taxes, using estimates based on the best information available at the time we prepared our fiscal 2020 consolidated financial statements, and were adjusted to as-filed actual amounts in our fiscal 2021 provision for income taxes. These adjustments had a minor effect on our fiscal 2021 provision for income taxes. In our fiscal 2021 provision for income taxes, we also recorded the effects of accelerating the remittance of certain FICA taxes that had been deferred pursuant to the CARES Act. The accelerated remittance increased the value of our fiscal 2020 loss carryback by $4.3 million. We made no further adjustments in our fiscal 2023 provision for income taxes relating to these amounts.

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	January 2, 2024	January 3, 2023
Deferred tax assets:
Staff member benefits	$35,932	$31,325
Insurance reserves	14,931	14,374
Operating lease liability	324,587	323,094
Deferred income	38,074	35,928
Tax credit carryforwards	74,004	57,710
Goodwill	22,743	21,331
Stock-based compensation	10,789	10,769
State and foreign net operating loss carryforwards	1,640	2,435
Other	674	604
Subtotal	523,374	497,570
Less: Valuation allowance	(1,444)	(1,223)
Total	$521,930	$496,347

Deferred tax liabilities:
Property and equipment	$(121,219)	$(113,565)
Prepaid expenses	(8,933)	(8,151)
Inventory	(8,882)	(8,399)
Accrued rent	(5,889)	(5,285)
Operating lease asset	(284,244)	(283,921)
Other	(819)	(781)
Total	$(429,986)	$(420,102)

Net deferred tax asset	$91,944	$76,245

At January 2, 2024 and January 3, 2023, we had $72.8 million and $56.5 million, respectively of U.S. federal credit carryforwards which begin to expire in 2038 and $1.6 million and $1.6 million, respectively, of state hiring and investment credits which begin to expire in 2024. At January 2, 2024 and January 3, 2023, we had $2.3 million and $2.5 million, respectively of foreign net operating loss carryforwards which begin to expire in 2038 and $27.4 million and $46.6 million, respectively, of state net operating loss carryforwards with statutory carryforward periods ranging from 5 years to no expiration period. The earliest year that a material state net operating loss will expire is 2032.

We assess the available evidence to estimate if these carryforwards and our other deferred tax assets will be realized. We concluded that a substantial portion of our deferred tax assets are more likely than not to be realized by reversals of existing taxable temporary differences and that forecasted future taxable income, exclusive of reversing temporary differences, will result in realization of a substantial portion of the remainder. We did not need to consider tax planning strategies in this analysis. Based on this evaluation, at January 2, 2024 and January 3, 2023 we carried a valuation allowance of $1.4 million and $1.2 million, respectively, to reflect the amount that we will likely not realize. This assessment could change if estimates of future taxable income during the carryforward period are revised. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2015.

At January 2, 2024, we had a reserve of $3.8 million for uncertain tax positions, all of which would favorably impact our effective income tax rate if resolved in our favor. A reconciliation of the beginning and ending amount of our uncertain tax positions is as follows (in thousands):

	Fiscal Year
	2023	2022	2021

Balance at beginning of year	$3,787	$4,799	$655
Additions related to prior year tax positions	181	227	4,157
Additions related to current period tax positions	(121)	(54)	(13)
Reductions related to settlements with taxing authorities	—	(1,185)	—
Balance at end of year	$3,847	$3,787	$4,799

At January 2, 2024 and January 3, 2023, we had $1.4 million and $2.2 million, respectively, of accrued interest and penalties related to uncertain tax positions. $0.3 million of the balance of uncertain tax positions at January 2, 2024 related to tax positions for which it is reasonably possible that the total amount could decrease during the next twelve months based on the lapses of statutes of limitations.

18.   Segment Information

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

Segment information is presented below (in thousands):

	Fiscal Year
	2023	2022	2021
Revenues:
The Cheesecake Factory restaurants	$2,595,066	$2,528,043	$2,293,225
North Italia	258,878	228,622	171,901
Other FRC	263,923	237,552	182,175
Other	321,636	308,939	280,239
Total	$3,439,503	$3,303,156	$2,927,540

Income from operations:
The Cheesecake Factory restaurants	$297,063	$220,765	$242,599
North Italia	18,515	13,934	8,624
Other FRC	19,422	23,577	16,323
Other(1)	(226,434)	(219,341)	(185,228)
Total	$108,566	$38,935	$82,318

Depreciation and amortization expenses:
The Cheesecake Factory restaurants	$64,206	$66,539	$65,987
North Italia	6,407	5,713	4,078
Other FRC	7,916	6,231	4,802
Other	14,607	13,897	14,787
Total	$93,136	$92,380	$89,654

Impairment of assets and lease termination expenses:
The Cheesecake Factory restaurants	$20,401	$19,701	$11,904
North Italia	1,015	—	—
Other FRC	2,582	3,909	1,305
Other	5,466	7,777	4,930
Total	$29,464	$31,387	$18,139

Preopening costs:
The Cheesecake Factory restaurants	$12,857	$9,525	$4,868
North Italia	5,058	4,305	4,510
Other FRC	6,482	1,361	3,188
Other	982	1,638	1,145
Total	$25,379	$16,829	$13,711

Capital expenditures:
The Cheesecake Factory restaurants	$80,752	$65,996	$31,832
North Italia	26,882	14,818	12,539
Other FRC	27,562	18,895	13,524
Other	16,369	12,755	9,048
Total	$151,565	$112,464	$66,943

Total assets:
The Cheesecake Factory restaurants	$1,571,943	$1,625,073	$1,653,161
North Italia	346,810	306,642	270,029
Other FRC	399,038	301,618	276,369
Other	522,592	541,887	598,566
Total	$2,840,383	$2,775,220	$2,798,125
(1)	Fiscal 2023, 2022 and fiscal 2021 include $11.7 million, $13.4 million and $19.5 million, respectively, of acquisition-related expenses. These amounts were recorded in acquisition-related costs and acquisition-related contingent consideration, compensation and amortization expenses in the consolidated statements of income.

19.   Subsequent Events

On February 15, 2024, our Board declared a quarterly cash dividend of $0.27 per share to be paid on March 19, 2024 to the stockholders of record of each share of our common stock at the close of business on March 6, 2024.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

2.1	Form of Reorganization Agreement(P)	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

2.2	Membership Interest Purchase Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, the Sellers party thereto, SWF Posse LLC, as Seller’s representative, and, solely for limited purposes set forth therein, The Cheesecake Factory Incorporated#†	10-Q	000-20574	2.3	11/8/19

2.3	First Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#	10-Q	000-20574	2.4	11/8/19

2.4	Second Amendment to Membership Interest Purchase Agreement, dated as of June 1, 2021, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#†	10-Q	000-20574	2.1	8/4/21

2.5	Third Amendment to Membership Interest Purchase Agreement, dated as of January 7, 2022, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#†	10-K	000-20574	2.7	2/22/22

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18

3.2	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on October 26, 2022)	8-K	000-20574	3.1	11/01/22

3.3	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of The Cheesecake Factory Incorporated	10-Q	000-20574	3.1	8/6/18

3.4	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20

4.1	Description of The Cheesecake Factory Incorporated’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act	10-K	000-20574	4.1	3/11/20

4.2	Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.1	6/15/21

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

4.3	First Supplemental Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.2	6/15/21

4.4	Form of certificate representing the 0.375% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.3)	8-K	000-20574	4.2	6/15/21

10.1	Amended and Restated Employment Agreement, effective as of April 5, 2023, between The Cheesecake Factory Incorporated and David M. Overton*	10-Q	000-20574	10.1	8/7/23

10.2	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and David M. Gordon*	10-K	000-20574	10.6	3/2/17

10.3	Employment Agreement, effective as of July 7, 2017, between The Cheesecake Factory Incorporated and Matthew E. Clark*	8-K	000-25074	99.1	6/13/17

10.4	Employment Agreement, effective as of May 14, 2018, between The Cheesecake Factory Incorporated and Scarlett May*	10-Q	000-25074	10.10	5/11/18

10.5	Employment Agreement, effective as of February 13, 2019, between The Cheesecake Factory Incorporated and Keith T. Carango*	10-K	000-20574	10.8	3/4/19

10.6.1	Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	10-K	000-25074	10.20	3/2/17

10.6.2	First Amendment to The Cheesecake Factory Incorporated Executive Savings Plan as amended and restated November 7, 2016*	10-K	000-25074	10.11.1	2/28/18

10.7.1	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07

10.7.2	Indemnification Agreement, dates as of April 20, 2020, between The Cheesecake Factory Incorporated and Paul D. Ginsberg*	10-Q	000-25074	10.2	6/22/20

10.8.1	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05

10.8.2	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

10.8.3	Second Amendment to Inducement Agreement dated as of May 7, 2015	10-K	000-25704	10.24	3/2/17

10.9.1	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11

10.9.2	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.9.3	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14

10.9.4	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended May 28, 2015*	DEF 14A	000-20574	Appendix A	4/17/15

10.9.5	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 5, 2017*	DEF 14A	000-20574	Appendix A	4/25/17

10.10	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10

10.11	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12

10.12	Form of Notice of Stock Option Grant and Agreement and/or Restricted Stock Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after March 6, 2014*	8-K	000-20574	99.1	3/7/14

10.13	Form of Notice of Grant and Stock Option Agreement and/or Stock Unit Agreement under the 2010 Stock Incentive Plan, for equity grants made after March 3, 2016*	8-K	000-20574	99.2	3/4/16

10.14.1	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.1	2/28/18

10.14.2	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP II under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.2	2/28/18

10.14.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP III under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.3	2/28/18

10.14.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP IV under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.4	2/28/18

10.14.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP V under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.5	2/28/18

10.14.6	Form of Standard Notice of Grant and Restricted Share Agreement I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.6	2/28/18

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

10.14.7	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Senior Executive under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	8-K	000-20574	99.3	2/21/18

10.14.8	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under the 2010 Stock Incentive Plan, for equity grants made on or after February 13, 2019*	10-Q	000-20574	10.2	5/6/19

10.15.1	The Cheesecake Factory Incorporated Stock Incentive Plan*	8-K	000-20574	10.1	6/5/19

10.15.2	The Cheesecake Factory Incorporated Stock Incentive Plan, as amended March 24, 2022*	8-K	000-20574	10.1	5/23/22

10.15.3	Form of Notice of Grant and Stock Unit Grant Agreement for Directors under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-Q	000-20574	10.1	6/22/20

10.15.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Executive Officers under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-K	000-20574	10.15.3	2/22/22

10.15.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-K	000-20574	10.15.4	2/22/22

10.15.6	Form of Notice of Grant and Restricted Share Agreement for MEP I under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-K	000-20574	10.15.5	2/22/22

10.16	2015 Amended and Restated Performance Incentive Plan (Amended and Restated on September 2, 2020)*	8-K	000-20574	10.1	9/8/20

10.17	Registration Rights Agreement, dated April 20, 2020, by and between The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.2	4/20/20

10.18	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Executive Officers under The Cheesecake Factory Incorporated Stock Incentive Plan	10-Q	000-20574	10.02	5/3/21

10.19	Fourth Amended and Restated Loan Agreement, with JPMorgan Chase Bank, National Association dated as of October 6, 2022	10-Q	000-20574	10.1	11/02/22

21.1	List of Subsidiaries	—	—	—	Filed herewith

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Filed herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Filed herewith

97.1	The Registrant’s Policy for Recover of Erroneously Awarded Compensation	—	—	—	Filed herewith

101.1	The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended January 2, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements	—	—	—	Filed herewith

104.1	The cover page of The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended January 2, 2024, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2024.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 26, 2024
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ MATTHEW E. CLARK	Executive Vice President and	February 26, 2024
Matthew E. Clark	Chief Financial Officer
(Principal Financial Officer)

/s/ ASHLEY W. HANSCOM	Vice President, Controller	February 26, 2024
Ashley W. Hanscom	(Principal Accounting Officer)

/s/ EDIE A. AMES	Director	February 26, 2024
Edie A. Ames

/s/ ALEXANDER L. CAPPELLO	Director	February 26, 2024
Alexander L. Cappello

/s/ KHANH COLLINS	Director	February 26, 2024
Khanh Collins

/s/ ADAM S. GORDON	Director	February 26, 2024
Adam S. Gordon

/s/ JEROME I. KRANSDORF	Director	February 26, 2024
Jerome I. Kransdorf

/s/ JANICE MEYER	Director	February 26, 2024
Janice Meyer

/s/ LAURENCE B. MINDEL	Director	February 26, 2024
Laurence B. Mindel

/s/ DAVID B. PITTAWAY	Director	February 26, 2024
David B. Pittaway

/s/ HERBERT SIMON	Director	February 26, 2024
Herbert Simon