Form 10-Q
period 2024-04-02
CHEESECAKE FACTORY INC
filed 2024-05-08
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2024

or

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

As of April 30, 2024, 50,958,407 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 2,	January 2,
	2024	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,220	$56,290
Accounts and other receivables	75,559	103,094
Income taxes receivable	19,838	20,670
Inventories	65,469	57,654
Prepaid expenses	62,486	63,090
Total current assets	283,572	300,798
Property and equipment, net	793,810	791,093
Other assets:
Intangible assets, net	251,771	251,727
Operating lease assets	1,310,319	1,302,150
Other	198,168	194,615
Total other assets	1,760,258	1,748,492
Total assets	$2,837,640	$2,840,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,383	$63,152
Gift card liabilities	196,236	222,915
Operating lease liabilities	147,380	134,905
Other accrued expenses	249,502	239,699
Total current liabilities	654,501	660,671

Long-term debt	470,551	470,047
Operating lease liabilities	1,243,276	1,254,955
Other noncurrent liabilities	136,874	136,648
Total liabilities	2,505,202	2,522,321
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 107,875,007 shares issued and 50,972,401 shares outstanding at April 2, 2024 and 107,195,287 shares issued and 50,652,129 shares outstanding at January 2, 2024	1,079	1,072
Additional paid-in capital	921,133	913,442
Retained earnings	1,235,666	1,216,239
Treasury stock inclusive of excise tax, 56,902,606 and 56,543,158 shares at cost at April 2, 2024 and January 2, 2024, respectively	(1,824,493)	(1,811,997)
Accumulated other comprehensive loss	(947)	(694)
Total stockholders’ equity	332,438	318,062
Total liabilities and stockholders’ equity	$2,837,640	$2,840,383

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023

Revenues	$891,223	$866,114

Costs and expenses:
Food and beverage costs	203,253	206,224
Labor expenses	320,930	311,528
Other operating costs and expenses	233,541	230,929
General and administrative expenses	60,366	54,069
Depreciation and amortization expenses	24,756	22,955
Impairment of assets and lease termination expenses	2,083	2,242
Acquisition-related contingent consideration, compensation and amortization expenses	1,121	1,189
Preopening costs	5,880	3,052
Total costs and expenses	851,930	832,188
Income from operations	39,293	33,926
Interest and other expense, net	(1,761)	(1,880)
Income before income taxes	37,532	32,046
Income tax provision	4,341	3,996
Net income	$33,191	$28,050

Net income per share:
Basic	$0.70	$0.58
Diluted (Note 10)	$0.68	$0.56

Weighted-average shares outstanding:
Basic	47,749	48,694
Diluted	48,662	49,778

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023

Net income	$33,191	$28,050
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	(253)	147
Other comprehensive (loss)/gain	(253)	147
Total comprehensive income	$32,938	$28,197

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

(Unaudited)

For the thirteen weeks ended April 2, 2024:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss/(Income)	Total
Balance, January 2, 2024	107,195	$1,072	$913,442	$1,216,239	$(1,811,997)	$(694)	$318,062
Net income	—	—	—	33,191	—	—	33,191
Foreign currency translation adjustment	—	—	—	—	—	(253)	(253)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,764)	—	—	(13,764)
Stock-based compensation	680	7	7,691	—	—	—	7,698
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(12,496)	—	(12,496)
Balance, April 2, 2024	107,875	$1,079	$921,133	$1,235,666	$(1,824,493)	$(947)	$332,438

For the thirteen weeks ended April 4, 2023:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss/ (Income)	Total
Balance, January 3, 2023	106,323	$1,063	$887,485	$1,170,078	$(1,765,641)	$(982)	$292,003
Net income	—	—	—	28,050	—	—	28,050
Foreign currency translation adjustment	—	—	—	—	—	147	147
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,929)	—	—	(13,929)
Stock-based compensation	628	6	5,938	—	—	—	5,944
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(12,376)	—	(12,376)
Balance, April 4, 2023	106,951	$1,069	$893,423	$1,184,199	$(1,778,017)	$(835)	$299,839

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023
Cash flows from operating activities:
Net income	$33,191	$28,050
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	24,756	22,955
Impairment of assets and lease termination expenses	850	(14)
Deferred income taxes	3,006	3,192
Stock-based compensation	7,649	5,902
Changes in assets and liabilities:
Accounts and other receivables	31,124	38,013
Income taxes receivable/payable	832	(118)
Inventories	(7,818)	(3,428)
Prepaid expenses	605	14
Operating lease assets/liabilities	(7,789)	(3,777)
Other assets	(6,417)	(3,592)
Accounts payable	3,831	(4,543)
Gift card liabilities	(26,677)	(27,902)
Other accrued expenses	9,605	10,283
Cash provided by operating activities	66,748	65,035
Cash flows from investing activities:
Additions to property and equipment	(37,110)	(37,962)
Additions to intangible assets	(227)	(182)
Other	(19)	(18)
Cash used in investing activities	(37,356)	(38,162)
Cash flows from financing activities:
Common stock dividends paid	(12,823)	(13,182)
Treasury stock purchases	(12,496)	(12,376)
Cash used in financing activities	(25,319)	(25,558)
Foreign currency translation adjustment	(143)	72
Net change in cash and cash equivalents	3,930	1,387
Cash and cash equivalents at beginning of period	56,290	114,777
Cash and cash equivalents at end of period	$60,220	$116,164

Supplemental disclosures:
Interest paid	$4,155	$2,184
Income taxes paid	$677	$693
Construction payable	$11,224	$4,255

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results that may be achieved for any other interim period or for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2024 filed with the SEC on February 26, 2024.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2024 consists of 52 weeks and will end on December 31, 2024. Fiscal year 2023, which ended on January 2, 2024, was also a 52-week year.

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

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

Beginning in 2021, our operating results were impacted by geopolitical and other macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Some of these factors continue to impact our operating results in fiscal 2024, contributing to significantly increased commodity and other costs. We have also encountered delays in opening new restaurants primarily due to delays in permitting and landlord readiness, as well as supply chain challenges.

The ongoing impact of geopolitical and macroeconomic events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. Climate change may further exacerbate a number of these factors. For more information regarding the risks to our business relating to the geopolitical and macroeconomic events, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2024.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment should be applied retrospectively to all prior periods presented in the financial statements. Management is currently evaluating this ASU to determine its impact on our disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendment is effective for fiscal years beginning after December

15, 2024. Early adoption is permitted. The amendment should be applied prospectively. However, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.

2.   Fair Value Measurements

Fair value measurements are estimated based on valuation techniques and inputs categorized as follows:

●	Level 1: Quoted prices in active markets for identical assets or liabilities
●	Level 2: Observable inputs other than quoted prices in active markets for identical assets and liabilities
●	Level 3: Unobservable inputs in which little or no market activity exists, therefore requiring the us to develop our own assumptions

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	April 2, 2024
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$100,610	$—	$—
Non-qualified deferred compensation liabilities	(100,420)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(26,300)

	January 2, 2024
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$94,136	$—	$—
Non-qualified deferred compensation liabilities	(93,979)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(25,495)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023

Beginning balance	$25,495	$28,565
Change in fair value	805	719
Ending balance	$26,300	$29,284

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liabilities at April 2, 2024 was $2.6 million to $235.4 million. Results could change materially if different estimates and assumptions were used.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts due to their short duration.

As of April 2, 2024, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of April 2, 2024 was approximately $304.6 million and was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the Notes was primarily due to a decline in our stock price from the date of the issuance of the Notes. See Note 5 for further discussion of the Notes.

3.   Inventories

Inventories consisted of (in thousands):

	April 2, 2024	January 2, 2024
Restaurant food and supplies	$32,023	$32,283
Bakery finished goods and work in progress (1)	23,051	16,230
Bakery raw materials and supplies	10,395	9,141
Total	$65,469	$57,654
(1)	The increase in bakery finished goods and work in progress inventory is primarily driven by a build-up of weeks on hand to improve our supply resiliency.

4.   Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023
Gift card liabilities:
Beginning balance	$222,915	$219,808
Activations	20,567	18,598
Redemptions and breakage	(47,246)	(46,498)
Ending balance	$196,236	$191,908

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023
Gift card contract assets:
Beginning balance	$19,111	$19,886
Deferrals	2,424	2,410
Amortization	(3,936)	(3,929)
Ending balance	$17,599	$18,367

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

As of April 2, 2024, we had net availability for borrowings of $236.5 million, based on a $130.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Amended Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90. The Amended Net Adjusted Leverage Ratio includes a rental expense multiplier of six. As of April 2, 2024, we were in compliance with all the foregoing covenants in effect at that date.

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

The Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of April 2, 2024, the conversion rate for the Notes was 13.5979 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $73.54 per share of common stock. In connection with the cash dividend that was declared by our Board on May 7, 2024, on May 21, 2024 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms.

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

As of April 2, 2024, the Notes had a gross principal balance of $345.0 million and a balance of $340.6 million, net of unamortized issuance costs of $4.4 million. Total amortization expense was $0.5 million during both the first quarter of fiscal 2024 and fiscal 2023. The effective interest rate for the Notes was 0.96% as of April 2, 2024.

6.   Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 2, 2024	April 4, 2023
Operating	$37,391	$35,372
Variable	22,463	22,199
Short-term	43	42
Total	$59,897	$57,613

Supplemental information related to leases (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$37,361	$35,702
Right-of-use assets obtained in exchange for new operating lease liabilities	14,574	9,499

7.   Commitments and Contingencies

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

8.   Stockholders’ Equity

Common Stock – Dividends and Share Repurchases

On February 15, 2024, our Board declared a quarterly cash dividend of $0.27 per share that was paid on March 19, 2024 to the stockholders of record of each share of our common stock at the close of business on March 6, 2024. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Notes 5 and 12 for further discussion of our long-term debt and dividends declared subsequent to April 2, 2024, respectively.)

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 56.9 million shares at a total cost of $1,824.2 million, excluding excise tax, through April 2, 2024, with 0.4 million shares repurchased at a cost of $12.5 million, excluding excise tax, during the thirteen weeks ended April 2, 2024. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Share repurchases may be made from time to time in open market purchases, privately-negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or otherwise. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Fox Restaurant Concept (“FRC”) acquisition agreement, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under the Loan Agreement that limit share repurchases based on a defined ratio. (See Note 5 for further discussion of our long-term debt.)

9.   Stock-Based Compensation

We maintain stock-based incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members, consultants and non-employee directors. The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023

Labor expenses	$2,495	$2,362
Other operating costs and expenses	78	75
General and administrative expenses	5,076	3,465
Total stock-based compensation	7,649	5,902
Income tax benefit	1,908	1,474
Total stock-based compensation, net of taxes	$5,741	$4,428

Capitalized stock-based compensation (1)	$49	$42
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

The weighted - average fair value at the grant date for options issued during the first quarter of fiscal 2024 and 2023 was $12.45 and $15.76 per share, respectively. The fair value of options issued was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions for the first quarter of fiscal 2024 and 2023, respectively: (a) an expected option term of 6.9 and 6.7 years, (b) expected stock price volatility of 41.9% and 45.2%, (c) a risk-free interest rate of 4.3% and 4.0%, and (d) a dividend yield on our stock of 3.1% and 2.7%. Stock option activity during the thirteen weeks ended April 2, 2024 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 2, 2024	1,550	$45.75	3.8	$0
Granted	81	34.91
Exercised	—	—
Forfeited or cancelled	(156)	50.26
Outstanding at April 2, 2024	1,475	$44.68	4.3	$164

Exercisable at April 2, 2024	1,233	$45.90	3.6	$0
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period-end date.

There were no options exercised during both the first quarters of fiscal 2024 and 2023. As of April 2, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $2.2 million, which we expect to recognize over a weighted-average period of approximately 2.6 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended April 2, 2024 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at January 2, 2024	2,886	$40.28
Granted	726	34.77
Vested	(364)	48.99
Forfeited	(58)	36.34
Outstanding at April 2, 2024	3,190	$38.11

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the first quarter of fiscal 2024 and 2023 was $34.77 and $39.94, respectively. The fair value of shares that vested during the thirteen weeks ended April 2, 2024 and April 4, 2023 was $17.8 million and $15.2 million, respectively. As of April 2, 2024, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $67.6 million, which we expect to recognize over a weighted-average period of approximately 3.3 years.

10.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of April 2, 2024 and April 4, 2023, 3.2 million and 2.8 million shares, respectively, of restricted stock and restricted stock units issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

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

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023

	(In thousands, except per share data)
Net income	$33,191	$28,050

Basic weighted-average shares outstanding	47,749	48,694
Dilutive effect of equity awards (1)	913	1,084
Diluted weighted-average shares outstanding	48,662	49,778

Basic net income per share	$0.70	$0.58

Diluted net income per share	$0.68	$0.56
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 2.4 million and 1.9 million for April 2, 2024 and April 4, 2023, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

11.   Segment Information

Our operating segments, the businesses for which our management reviews discrete financial information for decision-making purposes, are comprised of The Cheesecake Factory, North Italia, Flower Child, the other FRC brands and our bakery division. Based on quantitative thresholds set forth in Accounting Standards Codification (“ASC”) 280, Segment Reporting, The Cheesecake Factory, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments (Flower Child and our bakery division) along with our businesses that do not qualify as operating segments are combined in Other. Unallocated corporate expenses, capital expenditures and assets are also combined in Other.

Segment information is presented below (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023
Revenues:
The Cheesecake Factory restaurants	$667,794	$656,000
North Italia	70,874	63,303
Other FRC	74,229	68,640
Other	78,326	78,171
Total	$891,223	$866,114

Income from operations:
The Cheesecake Factory restaurants	$86,071	$78,386
North Italia	3,170	4,606
Other FRC	6,292	8,711
Other (1)	(56,240)	(57,777)
Total	$39,293	$33,926

Depreciation and amortization expenses:
The Cheesecake Factory restaurants	$16,843	$16,018
North Italia	1,971	1,467
Other FRC	2,425	1,927
Other	3,517	3,543
Total	$24,756	$22,955

Impairment of assets and lease termination expenses:
The Cheesecake Factory restaurants	$1,859	$93
North Italia	—	—
Other FRC	—	55
Other	224	2,094
Total	$2,083	$2,242

Preopening costs:
The Cheesecake Factory restaurants	$1,758	$1,448
North Italia	2,002	446
Other FRC	1,724	721
Other	396	437
Total	$5,880	$3,052

Capital expenditures:
The Cheesecake Factory restaurants	$18,881	$23,213
North Italia	9,930	6,131
Other FRC	3,418	5,165
Other	4,881	3,453
Total	$37,110	$37,962

	April 2, 2024	January 2, 2024
Total assets:
The Cheesecake Factory restaurants	$1,524,583	$1,571,943
North Italia	366,776	346,810
Other FRC	406,451	399,038
Other	539,830	522,592
Total	$2,837,640	$2,840,383
(1)

Thirteen weeks ended April 2, 2024 and April 4, 2023 include $1.1 million and $1.2 million, respectively, of acquisition-related expenses. These amounts were recorded in acquisition-related costs and acquisition-related contingent consideration, compensation and amortization expenses in the consolidated statements of income.

12.   Subsequent Events

On May 7, 2024, our Board declared a quarterly cash dividend of $0.27 per share to be paid on June 4, 2024 to the stockholders of record of each share of our common stock at the close of business on May 22, 2024.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of geopolitical and macroeconomic factors on our financial condition and our results of operations, financial guidance and projections, as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, share repurchases, corporate strategy, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including, increasing wage rates and insurance costs, and increase margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand The Cheesecake Factory internationally; support the growth of North Italia, Flower Child and Other FRC restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; pandemics and related containment measures, including the potential for quarantines or restriction on in-person dining; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia, Flower Child and Other FRC concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development and related permitting; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; changes in laws impacting our business; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2024.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements or to make any other forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by law.

The below discussion and analysis, which contains forward-looking statements, should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2024: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” included in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7; and the cautionary statements included throughout this Form 10-Q. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

Beginning in 2021, our operating results were impacted by geopolitical and other macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Some of these factors continue to impact our operating results in fiscal 2024, contributing to significantly increased commodity and other costs. We have also encountered delays in opening new restaurants primarily due to delays in permitting and landlord readiness, as well as supply chain challenges.

The ongoing impact of geopolitical and macroeconomic events could lead to further shifts in consumer behavior, wage inflation, staffing challenges, product and services cost inflation, disruptions in the supply chain and delay in new restaurant openings. Climate change may further exacerbate a number of these factors. For more information regarding the risks to our business relating to the geopolitical and macroeconomic events, see “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 2, 2024.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 335 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (216 locations), North Italia® (38 locations), Flower Child® (31 locations) and additional brands within our FRC portfolio (42 locations). Internationally, 34 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Investing in new Company-owned restaurant development is our top long-term capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets. We plan to continue expanding The Cheesecake Factory and North Italia concepts, and in addition, our FRC subsidiary serves as an incubation engine,innovating new food, dining and hospitality experiences to create fresh, exciting concepts.

Our overall revenue growth is primarily driven by revenues from new restaurant openings and increases in comparable restaurant sales.

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and maintaining customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional customer experience and (3) continuing to provide our customers with convenient options for off-premise dining. We are continuing our efforts on a number of initiatives, including menu innovation, a greater focus on increasing customer throughput in our restaurants, leveraging our gift card program, working with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities, improving the pick-up experience, augmenting our marketing programs, including our Cheesecake RewardsTM program, enhancing our training programs and leveraging our customer satisfaction measurement platform.

Average check variations are driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances supporting both our margin objectives and customer traffic levels, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. Prior to fiscal 2022, we targeted menu price increases of approximately 2% to 3% annually. Beginning in 2022, we have implemented menu price increases above our historical levels to help offset significant inflationary cost pressures. Current and future near-term pricing actions may also be at levels above historical norms to keep pace with any significant cost increases. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

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

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023
Revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs	22.8	23.8
Labor expenses	36.0	36.0
Other operating costs and expenses	26.3	26.7
General and administrative expenses	6.8	6.2
Depreciation and amortization expenses	2.8	2.7
Impairment of assets and lease termination expenses	0.2	0.3
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	0.1
Preopening costs	0.6	0.3
Total costs and expenses	95.6	96.1
Income from operations	4.4	3.9
Interest and other expense, net	(0.2)	(0.2)
Income before income taxes	4.2	3.7
Income tax provision	0.5	0.5
Net income	3.7%	3.2%

Thirteen Weeks Ended April 2, 2024 Compared to Thirteen Weeks Ended April 4, 2023

Revenues

Revenues increased 2.9% to $891.2 million for the fiscal quarter ended April 2, 2024 compared to $866.1 million for the comparable prior year period, primarily due to additional revenue related to new restaurant openings, partially offset by a decrease in comparable restaurant sales.

The Cheesecake Factory sales increased 1.8% to $667.8 million for the first quarter of fiscal 2024, compared to $656.0 million for the first quarter of fiscal 2023. Average sales per restaurant operating week decreased 0.7% to $237,903 in the first quarter of fiscal 2024 from $239,679 in the first quarter of fiscal 2023. Total operating weeks at The Cheesecake Factory restaurants increased 2.6% to 2,807 in the first quarter of fiscal 2024 compared to 2,737 in the prior year. The Cheesecake Factory comparable sales decreased by 0.6%, or $3.9 million, from the first quarter of fiscal 2023. The decrease from fiscal 2023 was primarily driven by decreased customer traffic of 1.5% partially offset by an increase in average check of 0.9% (based on an increase of 5.2% in menu pricing and 4.3% negative impact from mix). We implemented effective menu price increases of approximately 2.5% and 2.0% in the first quarter of fiscal 2024 and the third quarter of fiscal 2023, respectively. Sales through the off-premise channel comprised approximately 22% of our restaurant sales during the first quarter of fiscal 2024 as compared to 23% in the first quarter of fiscal 2023. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most are for more than one customer. In turn, the lower mix of sales in the off-premise channel during the first quarter of fiscal 2024 compared to the prior year first quarter comprised approximately 1% of the negative change in mix with a positive correlative impact to traffic.

North Italia sales increased 12.0% to $70.9 million for the first quarter of fiscal 2024, compared to $63.3 million for the first quarter of fiscal 2023. Average sales per restaurant operating week increased 0.1% to $147,654 in the first quarter of fiscal 2024 from $147,559 in the first quarter of fiscal 2023. Total operating weeks at North Italia increased 11.9% to 480 in the first quarter of fiscal 2024 compared to 429 in the prior year. North Italia comparable sales increased approximately 3% from the first quarter of fiscal 2023. The increase from fiscal 2023 was primarily driven by an increase in average check of 4% (based on an increase of 8% in menu pricing, partially offset by a 4% negative impact from mix), partially offset by decreased customer traffic of 1%. We implemented effective menu price increases of approximately 4.0% and 3.7% in the second and fourth quarters of fiscal 2023, respectively. We are in the process of implementing a 2.5% price increase in the second quarter of fiscal 2024.

Flower Child sales increased 10.2% to $34.5 million for the first quarter of fiscal 2024, compared to $31.3 million for the first quarter of fiscal 2023. Flower Child sales per restaurant operating week increased 4.2% to $83,673 in first quarter of fiscal 2024 from $80,282 in the first quarter of fiscal 2023. Total operating weeks at Flower Child increased 5.6% to 412 in the first quarter of fiscal 2024 compared to 390 in the prior year.

Other FRC sales increased 8.2% to $74.2 million for the first quarter of fiscal 2024, compared to $68.6 million for the first quarter of fiscal 2023. Other FRC average sales per restaurant operating week decreased 7.6% to $140,584 in the first quarter of fiscal 2024 from $152,194 in the first quarter of fiscal 2023. Average sales per restaurant operating week were impacted by new restaurant openings, as well as the concept mix and a decline in comparable sales. Total operating weeks at Other FRC increased 17.1% to 528 in the first quarter of fiscal 2024 compared to 451 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. As of April 2, 2024, there were eight The Cheesecake Factory restaurants and seven North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party customers. As a percentage of revenues, cost of sales was 22.8% and 23.8% in the first quarters of fiscal 2024 and 2023, respectively, primarily due to menu price increases in excess of inflation across most categories (0.6%) and a shift in sales mix (0.3%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 36.0% in both the first quarters of fiscal 2024 and 2023. Management labor increased due to higher staffing levels (0.3%), offset by menu price increases in excess of wage rate inflation (0.3%).

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, and incentive compensation, as well as bakery production overhead. As a percentage of revenues, other operating costs and expenses were 26.3% and 26.7% in the first quarters of fiscal 2024 and 2023, respectively. This variance was primarily driven by a shift in sales mix (0.3%) and lower utilities (0.1%), partially offset by increased restaurant-level incentive compensation expense (0.1%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.8% and 6.2% in first quarter of fiscal 2024 and 2023, respectively. This variance was primarily due to increased labor expense (0.4%) and higher legal fees (0.1%)

Impairment of Assets and Lease Termination Expenses

During the first quarter of fiscal 2024, we recorded impairment of assets and lease terminations expense of $2.1 million primarily related to impairment of assets for one The Cheesecake Factory location and lease termination costs for one The Cheesecake Factory location. During the first quarter of fiscal 2023, we recorded impairment of assets and lease terminations expense of $2.2 million primarily related to lease termination costs for one Grand Lux Cafe location.

Preopening Costs

Preopening costs were $5.9 million and $3.1 million in the first quarters of fiscal 2024 and 2023, respectively. We opened two North Italia, one Flower Child and two Other FRC locations in the first quarter of fiscal 2024 compared to one Flower Child and one Other FRC location in the first quarter of fiscal 2023. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Income Tax Provision

Our effective income tax rate was 11.6% and 12.5% for the first quarters of fiscal 2024 and 2023, respectively. The decrease was primarily due to a change to our reserve for uncertain tax positions (1.8%), a lower proportion of non-deductible executive compensation in relation to income before income taxes in the first quarter of fiscal 2024 (0.5%), and higher non-taxable gains in the first quarter of fiscal 2024 on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan (0.4%). These factors were partially offset by a higher proportion of tax shortfall related to equity compensation in relation to income before income taxes in the first quarter of fiscal 2024 (1.8%).

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023

Net income	$33,191	$28,050
Impairment of assets and lease termination expenses	2,083	2,242
Acquisition-related contingent consideration, compensation and amortization expenses	1,121	1,189
Tax effect of adjustments (1)	(833)	(892)
Adjusted net income	$35,562	$30,589

Diluted net income per share	$0.68	$0.56
Impairment of assets and lease termination expenses	0.04	0.05
Acquisition-related contingent consideration, compensation and amortization expenses	0.02	0.02
Tax effect of adjustments (1)	(0.02)	(0.02)
Adjusted diluted net income per share (2)	$0.73	$0.61
(1)	Based on federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(2)	Adjusted net income per share may not add due to rounding.

Fiscal 2024 Outlook

Based on recent trends and assuming no material operating or consumer disruptions, we anticipate total revenue for fiscal 2024 to be approximately $3.6 billion.

During fiscal 2024, we currently estimate total inflation across our commodities, total labor (factoring in the latest trends in wage rates and channel mix, as well as in other components such as payroll taxes and benefits) and other operating costs and expenses to be in the low to mid-single digit range. However, there remains measurable risk associated with cost fluctuations driven by the current environment. We estimate G&A expenses to be slightly higher than fiscal 2023 as a percent of sales and preopening costs of approximately $28 million. Based on these factors, we expect fiscal 2024 net income margin of approximately 4.25% at the estimated revenue.

We plan to open as many as 22 new restaurants in fiscal 2024, including three to four The Cheesecake Factory restaurants, six to seven North Italia restaurants, six to seven Flower Child locations and six to seven restaurants within our Other FRC business. We anticipate approximately $180 to $200 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. Restaurant opening dates may be impacted by supply chain challenges and permit approval delays.

Total revenues for the second quarter of fiscal 2024 are expected to be between $890 million to $910 million. We anticipate commodity inflation to be in the low - single digit range and expect labor inflation to be in the mid - single digit range. Based on these factors, we expect second quarter fiscal 2024 net income margin of approximately 5.25% at the mid - point of the estimated revenue range.

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

During the first quarter of fiscal 2024, our cash and cash equivalents increased by $3.9 million to $60.2 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 2, 2024	April 4, 2023
Cash provided by operating activities	$66.7	$65.0
Additions to property and equipment	(37.1)	(38.0)
Common stock dividends paid	(12.8)	(13.2)
Treasury stock purchases	(12.5)	(12.4)

Cash Provided by Operating Activities

Cash flows from operations increased by $1.7 million from the first quarter of fiscal 2023 primarily due to higher net income, partially offset by the timing of receivables collected and payments of accounts payable and accrued expenses made. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $25.0 million and $24.3 million for the first quarter of fiscal 2024 and 2023, respectively. Capital expenditures also included $11.1 million and $12.2 million for our existing restaurants and $1.0 million and $1.5 million for bakery and corporate capacity and infrastructure investments in the first quarter of fiscal 2024 and 2023, respectively.

We opened five restaurants in the first quarter of fiscal 2024 comprised of two North Italia, one Flower Child and two Other FRC locations compared to one Flower Child and one Other FRC location in the first quarter of fiscal 2023. We expect to open as many as 22 new restaurants in fiscal 2024 across our portfolio of concepts. We anticipate approximately $180 to $200 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. As of April 2, 2024, the conversion rate for the Notes was 13.5979 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $73.54 per share of common stock. In connection with the cash dividend that was declared by our Board on May 7, 2024, on May 21, 2024 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Notes.)

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. As of April 2, 2024, we had net availability for borrowings of $236.5 million, based on a $130.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

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

Common Stock Dividends

Common stock dividends of $12.8 million and $13.2 million were paid in the first quarter of fiscal 2024 and 2023, respectively. As further discussed in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, in May 2024, our Board declared a quarterly dividend to be paid in June 2024. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 56.9 million shares at a total cost of $1,824.2 million, excluding excise tax through April 2, 2024. We repurchased 0.4 million shares at a cost of $12.5 million, excluding excise tax during the first quarter of fiscal 2024 compared to 0.3 million shares at a cost of $12.4 million, excluding excise tax during the comparable fiscal 2023 period.

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

As of April 2, 2024, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended January 2, 2024.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a summary of new accounting standards.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The following discussion of market risks contains forward-looking statements and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report and with the following items in our Annual Report on Form 10-K for the fiscal year ended January 2, 2024: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7; and the cautionary statements included throughout the report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

The cost of products and services used in our operations is subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as geopolitical events, economic conditions or other unforeseen circumstances. Climate change may further exacerbate a number of these factors. Beginning in fiscal 2021, our operating results were impacted by geopolitical and other macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. While we have seen improvements in many of these areas, the absolute level of commodity costs has remained elevated.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2024, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of April 2, 2024, we had no hedging contracts in place.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the first quarter of fiscal 2024 and 2023, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.0 million and $2.1 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Loan Agreement that is indexed to market rates. Based on outstanding borrowings at both April 2, 2024 and January 2, 2024, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at April 2, 2024 and January 2, 2024, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $2.5 million and $2.4 million at April 2, 2024 and January 2, 2024, respectively.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 2, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.   Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2024 (“Annual Report”). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended April 2, 2024 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share (2)	or Programs	Programs
January 3 — February 6, 2024	98	$33.73	97	4,355
February 7 — March 5, 2024	196	34.92	73	4,159
March 6 — April 2, 2024	65	35.85	44	4,094
Total	359		214
(1)	The total number of shares purchased include 145,148 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.
(2)	The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 56.9 million shares at a total cost of $1,824.2 million, excluding excise tax through April 2, 2024 with 0.4 million shares repurchased at a cost of $12.5 million, excluding excise tax during the first quarter of fiscal 2024. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Item 5.   Other information.

During the fiscal quarter ended April 2, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6.   Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	10-Q	000-20574	3.2	8/6/18
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated, amended and restated on October 26, 2022	8-K	000-20574	3.1	11/1/22
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Filed herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended April 2, 2024, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2024	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)