Form 10-Q
period 2024-07-02
CHEESECAKE FACTORY INC
filed 2024-08-05
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2024

or

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

As of July 29, 2024, 50,872,012 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 2,	January 2,
	2024	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,654	$56,290
Accounts and other receivables	72,420	103,094
Income taxes receivable	24,855	20,670
Inventories	70,987	57,654
Prepaid expenses	69,019	63,090
Total current assets	277,935	300,798
Property and equipment, net	810,444	791,093
Other assets:
Intangible assets, net	252,039	251,727
Operating lease assets	1,338,155	1,302,150
Other	201,018	194,615
Total other assets	1,791,212	1,748,492
Total assets	$2,879,591	$2,840,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68,644	$63,152
Gift card liabilities	192,344	222,915
Operating lease liabilities	149,899	134,905
Other accrued expenses	231,720	239,699
Total current liabilities	642,607	660,671

Long-term debt	471,054	470,047
Operating lease liabilities	1,258,933	1,254,955
Other noncurrent liabilities	133,017	136,648
Total liabilities	2,505,611	2,522,321
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 107,916,784 shares issued and 50,902,796 shares outstanding at July 2, 2024 and 107,195,287 shares issued and 50,652,129 shares outstanding at January 2, 2024	1,079	1,072
Additional paid-in capital	928,015	913,442
Retained earnings	1,274,339	1,216,239
Treasury stock inclusive of excise tax, 57,013,988 and 56,543,158 shares at cost at July 2, 2024 and January 2, 2024, respectively	(1,828,382)	(1,811,997)
Accumulated other comprehensive loss	(1,071)	(694)
Total stockholders’ equity	373,980	318,062
Total liabilities and stockholders’ equity	$2,879,591	$2,840,383

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023

Revenues	$904,042	$866,170	$1,795,265	$1,732,284

Costs and expenses:
Food and beverage costs	201,694	201,094	404,947	407,318
Labor expenses	317,282	306,149	638,212	617,677
Other operating costs and expenses	239,097	226,996	472,638	457,925
General and administrative expenses	54,384	54,488	114,750	108,557
Depreciation and amortization expenses	24,960	23,332	49,716	46,287
Impairment of assets and lease termination (income)/expenses	(188)	(653)	1,895	1,589
Acquisition-related contingent consideration, compensation and amortization expenses	1,146	1,287	2,267	2,476
Preopening costs	6,975	6,006	12,855	9,058
Total costs and expenses	845,350	818,699	1,697,280	1,650,887
Income from operations	58,692	47,471	97,985	81,397
Interest and other expense, net	(2,348)	(2,162)	(4,109)	(4,042)
Income before income taxes	56,344	45,309	93,876	77,355
Income tax provision	3,900	2,634	8,241	6,630
Net income	$52,444	$42,675	$85,635	$70,725

Net income per share:
Basic	$1.10	$0.88	$1.79	$1.46
Diluted (Note 10)	$1.08	$0.87	$1.76	$1.43

Weighted-average shares outstanding:
Basic	47,702	48,492	47,726	48,593
Diluted	48,775	49,085	48,685	49,296

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023

Net income	$52,444	$42,675	$85,635	$70,725
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	(124)	180	(377)	327
Other comprehensive (loss)/gain	(124)	180	(377)	327
Total comprehensive income	$52,320	$42,855	$85,258	$71,052

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

For the twenty-six weeks ended July 2, 2024:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss)/Income	Total
Balance, January 2, 2024	107,195	$1,072	$913,442	$1,216,239	$(1,811,997)	$(694)	$318,062
Net income	—	—	—	33,191	—	—	33,191
Foreign currency translation adjustment	—	—	—	—	—	(253)	(253)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,764)	—	—	(13,764)
Stock-based compensation	680	7	7,691	—	—	—	7,698
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(12,496)	—	(12,496)
Balance, April 2, 2024	107,875	$1,079	$921,133	$1,235,666	$(1,824,493)	$(947)	$332,438
Net income	—	—	—	52,444	—	—	52,444
Foreign currency translation adjustment	—	—	—	—	—	(124)	(124)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,771)	—	—	(13,771)
Stock-based compensation	42	0	6,882	—	—	—	6,882
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(3,889)	—	(3,889)
Balance, July 2, 2024	107,917	$1,079	$928,015	$1,274,339	$(1,828,382)	$(1,071)	$373,980

For the twenty-six weeks ended July 4, 2023:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss)/Income	Total
Balance, January 3, 2023	106,323	$1,063	$887,485	$1,170,078	$(1,765,641)	$(982)	$292,003
Net income	—	—	—	28,050	—	—	28,050
Foreign currency translation adjustment	—	—	—	—	—	147	147
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,929)	—	—	(13,929)
Stock-based compensation	628	6	5,938	—	—	—	5,944
Treasury stock purchases	—	—	—	—	(12,376)	—	(12,376)
Balance, April 4, 2023	106,951	$1,069	$893,423	$1,184,199	$(1,778,017)	$(835)	$299,839
Net income	—	—	—	42,675	—	—	42,675
Foreign currency translation adjustment	—	—	—	—	—	180	180
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,759)	—	—	(13,759)
Stock-based compensation	92	1	6,369	—	—	—	6,370
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(9,402)	—	(9,402)
Balance, July 4, 2023	107,043	$1,070	$899,792	$1,213,115	$(1,787,419)	$(655)	$325,903

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023
Cash flows from operating activities:
Net income	$85,635	$70,725
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	49,716	46,287
Impairment of assets and lease termination (income)/expense	606	(768)
Deferred income taxes	2,511	2,469
Stock-based compensation	14,475	12,227
Payment of deferred consideration and compensation in excess of acquisition-date fair value	(6,506)	—
Changes in assets and liabilities:
Accounts and other receivables	28,462	31,740
Income taxes receivable/payable	(4,185)	(1,216)
Inventories	(13,342)	(5,306)
Prepaid expenses	(5,958)	(4,240)
Operating lease assets/liabilities	(16,729)	(12,218)
Other assets	(8,838)	(7,107)
Accounts payable	4,351	627
Gift card liabilities	(30,568)	(32,328)
Other accrued expenses	(5,185)	624
Cash provided by operating activities	94,445	101,516
Cash flows from investing activities:
Additions to property and equipment	(66,297)	(62,660)
Additions to intangible assets	(680)	(392)
Other	173	(156)
Cash used in investing activities	(66,804)	(63,208)
Cash flows from financing activities:
Acquisition-related deferred consideration and compensation	—	(12,994)
Common stock dividends paid	(26,693)	(26,998)
Treasury stock purchases	(16,365)	(21,695)
Cash used in financing activities	(43,058)	(61,687)
Foreign currency translation adjustment	(219)	159
Net change in cash and cash equivalents	(15,636)	(23,220)
Cash and cash equivalents at beginning of period	56,290	114,777
Cash and cash equivalents at end of period	$40,654	$91,557

Supplemental disclosures:
Interest paid	$7,348	$5,308
Income taxes paid	$11,122	$5,175
Construction payable	$17,965	$14,752

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

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

Beginning in 2021, our operating results were impacted by geopolitical and other macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. While we have seen improvements in many of these areas, some of these factors continue to impact our operating results in fiscal 2024, contributing to significantly increased commodity and other costs. We have also encountered delays in opening new restaurants primarily due to delays in permitting and landlord readiness, as well as supply chain challenges.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	July 2, 2024
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$102,818	$—	$—
Non-qualified deferred compensation liabilities	(103,014)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(20,625)

	January 2, 2024
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$94,136	$—	$—
Non-qualified deferred compensation liabilities	(93,979)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(25,495)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023

Beginning balance	$25,495	$28,565
Payment	(6,506)	(12,994)
Change in fair value	1,636	1,548
Ending balance	$20,625	$17,119

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liabilities at July 2, 2024 was $2.6 million to $235.4 million. Results could change materially if different estimates and assumptions were used. During the first six months of fiscal 2024 and fiscal 2023, we made payments of $6.5 million and $13.0 million, respectively, per the Fox Restaurant Concept LLC (“FRC”) acquisition agreement.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts due to their short duration.

As of July 2, 2024, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of July 2, 2024 was approximately $311.2 million and was determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the Notes was primarily due to a decline in our stock price from the date of the issuance of the Notes. See Note 5 for further discussion of the Notes.

3.   Inventories

Inventories consisted of (in thousands):

	July 2, 2024	January 2, 2024
Restaurant food and supplies	$32,742	$32,283
Bakery finished goods and work in progress (1)	28,641	16,230
Bakery raw materials and supplies	9,604	9,141
Total	$70,987	$57,654
(1)	The increase in bakery finished goods and work in progress inventory is primarily driven by a build-up of weeks on hand to improve our supply resiliency.

4.   Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Gift card liabilities:
Beginning balance	$196,236	$191,908	$222,915	$219,808
Activations	28,074	26,718	48,642	45,316
Redemptions and breakage	(31,966)	(31,143)	(79,213)	(77,641)
Ending balance	$192,344	$187,483	$192,344	$187,483

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Gift card contract assets:
Beginning balance	$17,598	$18,367	$19,111	$19,886
Deferrals	3,135	2,905	5,559	5,314
Amortization	(3,833)	(3,903)	(7,770)	(7,831)
Ending balance	$16,900	$17,369	$16,900	$17,369

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

As of July 2, 2024, we had net availability for borrowings of $236.5 million, based on a $130.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Amended Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90. The Amended Net Adjusted Leverage Ratio includes a rental expense multiplier of six. As of July 2, 2024, we were in compliance with all the foregoing covenants in effect at that date.

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

The Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of July 2, 2024, the conversion rate for the Notes was 13.6938 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $73.03 per share of common stock. In connection with the cash dividend that was declared by our Board on July 25, 2024, on August 13, 2024 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms.

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

As of July 2, 2024, the Notes had a gross principal balance of $345.0 million and a balance of $341.1 million, net of unamortized issuance costs of $3.9 million. Total amortization expense was $0.5 million and $1.0 million during the thirteen and twenty-six weeks ended July 2, 2024, respectively. Total amortization expense was $0.5 million and $1.0 million during the thirteen and twenty-six weeks ended July 4, 2023, respectively. The effective interest rate for the Notes was 0.96% as of July 2, 2024.

6.   Leases

Components of lease expense were as follows (in thousands):

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-Six Weeks Ended	Twenty-Six Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Operating	$38,158	$35,897	$75,548	$71,268
Variable	23,438	22,112	45,901	44,312
Short-term	38	38	82	80
Total	$61,634	$58,047	$121,531	$115,660

Supplemental information related to leases (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$76,556	$72,608
Right-of-use assets obtained in exchange for new operating lease liabilities	23,198	16,679

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

8.   Stockholders’ Equity

Common Stock – Dividends and Share Repurchases

On May 7, 2024, our Board declared a quarterly cash dividend of $0.27 per share that was paid on June 4, 2024 to the stockholders of record of each share of our common stock at the close of business on May 22, 2024. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Notes 5 and 12 for further discussion of our long-term debt and dividends declared subsequent to July 2, 2024, respectively.)

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 57.0 million shares at a total cost of $1,828.1 million, excluding excise tax, through July 2, 2024, with 0.1 million and 0.5 million shares repurchased at a cost of $3.9 million and $16.4 million, excluding excise tax, during the thirteen and twenty-six weeks ended July 2, 2024, respectively. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth.

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

9.   Stock-Based Compensation

We maintain stock-based incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members, consultants and non-employee directors. The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023

Labor expenses	$2,566	$2,426	$5,061	$4,788
Other operating costs and expenses	78	76	156	151
General and administrative expenses	4,182	3,823	9,258	7,288
Total stock-based compensation	6,826	6,325	14,475	12,227
Income tax benefit	1,706	1,579	3,614	3,053
Total stock-based compensation, net of taxes	$5,120	$4,746	$10,861	$9,174

Capitalized stock-based compensation (1)	$56	$45	$105	$87
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

We did not issue any stock options during the second quarters of fiscal 2024 and fiscal 2023. Stock option activity during twenty-six weeks ended July 2, 2024 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at January 2, 2024	1,550	$45.75	3.8	$0
Granted	81	34.91
Exercised	—	—
Forfeited or cancelled	(156)	50.26
Outstanding at July 2, 2024	1,475	$44.68	4.0	$238

Exercisable at July 2, 2024	1,233	$45.90	3.4	$0
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period-end date.

There were no options exercised during the thirteen and twenty-six weeks ended July 2, 2024. There were no options exercised during the thirteen and twenty-six weeks ended July 4, 2023. As of July 2, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $1.9 million, which we expect to recognize over a weighted-average period of approximately 2.4 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended July 2, 2024 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at January 2, 2024	2,886	$40.28
Granted	812	35.04
Vested	(476)	47.26
Forfeited	(87)	36.13
Outstanding at July 2, 2024	3,135	$37.97

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the second quarter of fiscal 2024 and 2023 was $37.25 and $33.84, respectively. The fair value of shares that vested during the thirteen and twenty-six weeks ended July 2, 2024 was $4.7 million and $22.5 million, respectively. The fair value of shares that vested during the thirteen and twenty - six weeks ended July 4, 2023 was $1.4 million and $16.6 million, respectively. As of July 2, 2024, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $65.0 million, which we expect to recognize over a weighted-average period of approximately 3.0 years.

10.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of July 2, 2024 and July 4, 2023, 3.1 million and 2.8 million shares, respectively, of restricted stock and restricted stock units issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

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

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023

	(In thousands, except per share data)
Net income	$52,444	$42,675	$85,635	$70,725

Basic weighted-average shares outstanding	47,702	48,492	47,726	48,593
Dilutive effect of equity awards (1)	1,073	593	959	703
Diluted weighted-average shares outstanding	48,775	49,085	48,685	49,296

Basic net income per share	$1.10	$0.88	$1.79	$1.46

Diluted net income per share	$1.08	$0.87	$1.76	$1.43
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 2.6 million for both July 2, 2024 and July 4, 2023, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Revenues:
The Cheesecake Factory restaurants	$676,697	$652,481	$1,344,491	$1,308,481
North Italia	75,514	65,934	146,388	129,237
Other FRC	73,637	65,728	147,866	134,368
Other	78,194	82,027	156,520	160,198
Total	$904,042	$866,170	$1,795,265	$1,732,284

Income from operations:
The Cheesecake Factory restaurants	$101,035	$85,677	$187,106	$164,073
North Italia	5,507	6,627	8,677	11,233
Other FRC	3,590	6,079	9,882	14,790
Other	(51,440)	(50,912)	(107,680)	(108,699)
Total	$58,692	$47,471	$97,985	$81,397

Depreciation and amortization:
The Cheesecake Factory restaurants	$16,257	$16,235	$33,100	$32,244
North Italia	2,322	1,668	4,293	3,135
Other FRC	2,790	1,809	5,215	3,736
Other	3,591	3,620	7,108	7,172
Total	$24,960	$23,332	$49,716	$46,287

Impairment of assets and lease termination (income)/expenses:
The Cheesecake Factory restaurants	$267	$38	$2,126	$131
North Italia	—	—	—	—
Other FRC	—	—	—	55
Other	(455)	(691)	(231)	1,403
Total	$(188)	$(653)	$1,895	$1,589

Preopening costs:
The Cheesecake Factory restaurants	$2,374	$3,091	$4,132	$4,539
North Italia	1,412	618	3,414	1,064
Other FRC	2,186	1,999	3,910	2,720
Other	1,003	298	1,399	735
Total	$6,975	$6,006	$12,855	$9,058

Capital expenditures:
The Cheesecake Factory restaurants	$11,701	$8,543	$30,582	$31,756
North Italia	5,433	6,879	15,363	13,010
Other FRC	6,861	6,005	10,279	11,170
Other	5,192	3,271	10,073	6,724
Total	$29,187	$24,698	$66,297	$62,660

	July 2, 2024	January 2, 2024
Total assets:
The Cheesecake Factory restaurants	$1,535,363	$1,571,943
North Italia	383,496	346,810
Other FRC	435,359	399,038
Other	525,373	522,592
Total	$2,879,591	$2,840,383

12.   Subsequent Events

On July 25, 2024, our Board declared a quarterly cash dividend of $0.27 per share to be paid on August 27, 2024 to the stockholders of record of each share of our common stock at the close of business on August 14, 2024.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of geopolitical and macroeconomic factors on our financial condition and our results of operations, financial guidance and projections, as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, share repurchases, corporate strategy , potential price increases, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including, increasing wage rates and insurance costs, and increase margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand The Cheesecake Factory internationally; support the growth of North Italia, Flower Child and Other FRC restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including rising interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; pandemics and related containment measures, including the potential for quarantines or restriction on in-person dining; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia, Flower Child and Other FRC concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development and related permitting; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; changes in laws impacting our business; adverse weather conditions in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

The below discussion and analysis, which contains forward-looking statements, should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report and with the following items included in our Annual Report on Form 10-K for the fiscal year ended January 2, 2024: the audited consolidated financial statements and related notes in Part IV, Item 15; “Risk Factors” included in Part I, Item 1A; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7; and the cautionary statements included throughout this Form 10-Q. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

Beginning in 2021, our operating results were impacted by geopolitical and other macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. While we have seen improvements in many of these areas, some of these factors continue to impact our operating results in fiscal 2024, contributing to significantly increased commodity and other costs. We have also encountered delays in opening new restaurants primarily due to delays in permitting and landlord readiness, as well as supply chain challenges.

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

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 340 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (216 locations), North Italia® (39 locations), Flower Child® (33 locations) and additional brands within our FRC portfolio (44 locations). Internationally, 34 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs	22.3	23.2	22.6	23.5
Labor expenses	35.1	35.3	35.5	35.7
Other operating costs and expenses	26.4	26.2	26.3	26.4
General and administrative expenses	6.0	6.4	6.4	6.3
Depreciation and amortization expenses	2.8	2.7	2.8	2.7
Impairment of assets and lease termination (income)/expenses	0.0	(0.1)	0.1	0.1
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	0.1	0.1	0.1
Preopening costs	0.8	0.7	0.7	0.5
Total costs and expenses	93.5	94.5	94.5	95.3
Income from operations	6.5	5.5	5.5	4.7
Interest and other expense, net	(0.3)	(0.3)	(0.3)	(0.2)
Income before income taxes	6.2	5.2	5.2	4.5
Income tax provision	0.4	0.3	0.4	0.4
Net income	5.8%	4.9%	4.8%	4.1%

Thirteen Weeks Ended July 2, 2024 Compared to Thirteen Weeks Ended July 4, 2023

Revenues

Revenues increased 4.4% to $904.0 million for the fiscal quarter ended July 2, 2024 compared to $866.2 million for the comparable prior year period, primarily due to additional revenue related to new restaurant openings and an increase in comparable restaurant sales.

The Cheesecake Factory sales increased 3.7% to $676.7 million for the second quarter of fiscal 2024 compared to $652.5 million for the second quarter of fiscal 2023. Average sales per restaurant operating week increased 1.0% to $240,989 in the second quarter of fiscal 2024 from $238,654 in the second quarter of fiscal 2023. Total operating weeks at The Cheesecake Factory restaurants increased 2.7% to 2,808 in the second quarter of fiscal 2024 compared to 2,734 in the prior year. The Cheesecake Factory comparable sales increased by 1.4%, or $9.2 million, from the second quarter of fiscal 2023. The increase from fiscal 2023 was primarily driven by an increase in average check of 1.6% (based on an increase of 4.5% in menu pricing and 2.9% negative impact from mix), partially offset by decreased customer traffic of 0.2%. We implemented effective menu price increases of approximately 2.5% and 2.0% in the first quarter of fiscal 2024 and the third quarter of fiscal 2023, respectively. We are in the process of implementing approximately a 1.9% price increase in the third quarter of fiscal 2024. Sales through the off-premise channel comprised approximately 21% of our restaurant sales during the second quarter of fiscal 2024 as compared to 22% in the second quarter of fiscal 2023. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most are for more than one customer.

North Italia sales increased 14.6% to $75.5 million for the second quarter of fiscal 2024, compared to $65.9 million for the second quarter of fiscal 2023. Average sales per restaurant operating week decreased 1.5% to $151,330 in the second quarter of fiscal 2024 from $153,692 in the second quarter of fiscal 2023. Total operating weeks at North Italia increased 16.3% to 499 in the second quarter of fiscal 2024 compared to 429 in the prior year. North Italia comparable sales increased approximately 2% from the second quarter of fiscal 2023. The increase from fiscal 2023 was primarily driven by an increase in average check of 3% (based on an increase of 6.5% in menu pricing, partially offset by a 3.5% negative impact from mix), partially offset by decreased customer traffic of 1%. We implemented effective menu price increases of approximately 2.2% and 3.7% in the second quarter of fiscal 2024 and the fourth quarter of fiscal 2023, respectively.

Flower Child sales increased 6.6% to $35.7 million for the second quarter of fiscal 2024, compared to $33.5 million for the second quarter of fiscal 2023. Flower Child sales per restaurant operating week was $85,867 in the second quarter of fiscal 2024 as compared to $85,863 in the second quarter of fiscal 2023. Total operating weeks at Flower Child increased 6.7% to 416 in the second quarter of fiscal 2024 compared to 390 in the prior year.

Other FRC sales increased 12.0% to $73.6 million for the second quarter of fiscal 2024, compared to $65.7 million for the second quarter of fiscal 2023. Other FRC average sales per restaurant operating week decreased 5.7% to $134,131 in the second quarter of fiscal 2024 from $142,270 in the second quarter of fiscal 2023. Average sales per restaurant operating week were impacted by new restaurant openings, as well as the concept mix and a decline in comparable sales. Total operating weeks at Other FRC increased 18.8% to 549 in the second quarter of fiscal 2024 compared to 462 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. As of July 2, 2024, there were six The Cheesecake Factory restaurants and six North Italia restaurants not yet in the comparable sales base. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party customers. As a percentage of revenues, food and beverage costs were 22.3% and 23.2% in the second quarters of fiscal 2024 and 2023, respectively, primarily due to menu price increases in excess of inflation across most categories (0.4%) and a shift in sales mix (0.4%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 35.1% and 35.3% in the second quarters of fiscal 2024 and 2023, respectively. This decrease is primarily driven by menu price increases in excess of wage rate inflation and improved productivity (0.4%), partially offset by an increase in management labor due to higher staffing levels (0.2%).

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, and incentive compensation, as well as bakery production overhead. As a percentage of revenues, other operating costs and expenses were 26.4% and 26.2% in the second quarters of fiscal 2024 and 2023, respectively. This variance was primarily driven by increased occupancy and building related costs (0.4%), partially offset by a shift in sales mix (0.2%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.0% and 6.4% in the second quarter of fiscal 2024 and 2023, respectively. This variance was primarily due to lower legal fees (0.2%).

Impairment of Assets and Lease Termination (Income)/Expenses

During the second quarter of fiscal 2024, we recorded impairment of assets and lease terminations income of $0.2 million primarily related to lease termination income for one Flower Child location. During the second quarter of fiscal 2023, we recorded impairment of assets and lease terminations income of $0.7 million primarily related to lease termination income for one Grand Lux Cafe location.

Preopening Costs

Preopening costs were $7.0 million and $6.0 million in the second quarters of fiscal 2024 and 2023, respectively. We opened one The Cheesecake Factory, one North Italia, two Flower Child and one Other FRC locations in the second quarter of fiscal 2024 compared to one The Cheesecake Factory and two Other FRC locations in the second quarter of fiscal 2023. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Income Tax Provision

Our effective income tax rate was 6.9% and 5.8% for the second quarters of fiscal 2024 and 2023, respectively. The increase was primarily due to a lower proportion of employment credits in relation to income before income taxes (3.0%) in the second quarter of fiscal 2024 and a lower proportion of non-taxable gains on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan in relation to income before income taxes (0.3%) in the second quarter of fiscal 2024. These factors were partially offset by a change to our reserve for uncertain tax positions (1.6%) and a lower proportion of state taxes expense in relation to income before taxes in the second quarter of fiscal 2024 (0.5%).

Twenty-Six Weeks Ended July 2, 2024 Compared to Twenty-Six Weeks Ended July 4, 2023

Revenues

Revenues increased 3.6% to $1,795.3 million for the first six months ended July 2, 2024 compared to $1,732.3 million for the comparable prior year period, primarily due to additional revenue related to new restaurant openings and an increase in comparable restaurant sales.

The Cheesecake Factory sales increased 2.8% to $1,344.5 million for the first six months of fiscal 2024 compared to $1,308.5 million for the first six months of fiscal 2023. Average sales per restaurant operating week increased 0.1% to $239,446 in the first six months of fiscal 2024 from $239,167 in the first six months of fiscal 2023. Total operating weeks at The Cheesecake Factory restaurants increased 2.6% to 5,615 in the first six months of fiscal 2024 compared to 5,471 in the prior year. The Cheesecake Factory comparable sales increased by 0.4%, or $5.3 million, from the first six months of fiscal 2023. The increase from fiscal 2023 was primarily driven by an increase in average check of 1.3% (based on an increase of 4.8% in menu pricing and 3.5% negative impact from mix), partially offset by decreased customer traffic of 0.9%. Sales through the off-premise channel comprised approximately 21% of our restaurant sales during the first six months of fiscal 2024 as compared to 22% in the first six months of fiscal 2023.

North Italia sales increased 13.3% to $146.4 million for the first six months of fiscal 2024, compared to $129.2 million for the first six months of fiscal 2023. Average sales per restaurant operating week decreased 0.7% to $149,528 in the first six months of fiscal 2024 from $150,626 in the first six months of fiscal 2023. Total operating weeks at North Italia increased 14.1% to 979 in the first six months of fiscal 2024 compared to 858 in the prior year. North Italia comparable sales increased approximately 3% from the first six months of fiscal 2023. The increase from fiscal 2023 was primarily driven by an increase in average check of 4% (based on an increase of 7% in menu pricing, partially offset by a 3% negative impact from mix), partially offset by decreased customer traffic of 1%.

Flower Child sales increased 8.3% to $70.2 million for the first six months of fiscal 2024, compared to $64.8 million for the first six months of fiscal 2023. Flower Child sales per restaurant operating week increased 3.7% to $84,775 in first six months of fiscal 2024 from $81,711 in the first six months of fiscal 2023. Total operating weeks at Flower Child increased 4.4% to 828 in the first six months of fiscal 2024 compared to 793 in the prior year.

Other FRC sales increased 10.0% to $147.9 million for the first six months of fiscal 2024, compared to $134.4 million for the first six months of fiscal 2023. Other FRC average sales per restaurant operating week decreased 6.9% to $137,040 in the first six months of fiscal 2024 from $147,172 in the first six months of fiscal 2023. Average sales per restaurant operating week were impacted by new restaurant openings, as well as the concept mix and a decline in comparable sales. Total operating weeks at Other FRC increased 18.2% to 1,079 in the first six months of fiscal 2024 compared to 913 in the prior year.

Food and Beverage Costs

As a percentage of revenues, food and beverage costs were 22.6% and 23.5% in the first six months of fiscal 2024 and 2023, respectively, primarily due to menu price increases in excess of inflation across most categories (0.5%) and a shift in sales mix (0.3%).

Labor Expenses

As a percentage of revenues, labor expenses were 35.5% and 35.7% in the first six months of fiscal 2024 and 2023, respectively. This decrease is primarily due to menu price increases in excess of wage rate inflation (0.3%), partially offset by increased management labor due to improved staffing levels (0.2%).

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 26.3% and 26.4% in the first six months of fiscal 2024 and 2023, respectively. This variance was primarily driven by a shift in sales mix (0.2%), partially offset by increased restaurant-level incentive compensation expense (0.1%).

G&A Expenses

As a percentage of revenues, G&A expenses were 6.4% and 6.3% in the first six months of fiscal 2024 and 2023, respectively. This variance was primarily due to increased labor expense (0.1%).

Impairment of Assets and Lease Termination (Income)/Expenses

During the first six months of fiscal 2024, we recorded impairment of assets and lease terminations expense of $1.9 million primarily related to impairment of assets for one The Cheesecake Factory location and lease termination costs for one The Cheesecake Factory and one Flower Child location. During the first six months of fiscal 2023, we recorded impairment of assets and lease terminations expense of $1.6 million primarily related to lease termination costs for one Grand Lux Cafe location.

Preopening Costs

Preopening costs were $12.9 million and $9.1 million in the first six months of fiscal 2024 and 2023, respectively. We opened one The Cheesecake Factory, three North Italia, three Flower Child and three Other FRC locations in the first half of fiscal 2024 compared to one The Cheesecake Factory, one Flower Child and three Other FRC locations in the first half of fiscal 2023.

Income Tax Provision

Our effective income tax rate was 8.8% and 8.6% for the first six months of fiscal 2024 and 2023, respectively. The increase was primarily due to a lower proportion of employment credits in relation to income before income taxes (1.7%) in the first six months of fiscal 2024 and a higher proportion of tax shortfall related to equity compensation in relation to income before income taxes in the first six months of fiscal 2024 (0.5%). These factors were partially offset by a change to our reserve for uncertain tax positions (1.6%) and a lower proportion of state taxes expense in relation to income before taxes (0.2%).

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023	July 2, 2024	July 4, 2023

Net income	$52,444	$42,675	$85,635	$70,725
Impairment of assets and lease termination (income)/expenses	(188)	(653)	1,895	1,589
Acquisition-related contingent consideration, compensation and amortization expenses	1,146	1,287	2,267	2,476
Tax effect of adjustments (1)	(249)	(165)	(1,082)	(1,057)
Adjusted net income	$53,153	$43,144	$88,715	$73,733

Diluted net income per share	$1.08	$0.87	$1.76	$1.43
Impairment of assets and lease termination (income)/expenses	(0.00)	(0.01)	0.04	0.03
Acquisition-related contingent consideration, compensation and amortization expenses	0.02	0.03	0.05	0.05
Tax effect of adjustments (1)	(0.01)	(0.00)	(0.02)	(0.02)
Adjusted diluted net income per share (2)	$1.09	$0.88	$1.82	$1.50
(1)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(2)	Adjusted net income per share may not add due to rounding.

Fiscal 2024 Outlook

Based on recent trends and assuming no material operating or consumer disruptions, we anticipate total revenue for fiscal 2024 to be approximately $3.56 billion to $3.60 billion.

During fiscal 2024, we currently estimate total inflation across our commodities, total labor (factoring in the latest trends in wage rates and channel mix, as well as in other components such as payroll taxes and benefits) and other operating costs and expenses to be in the low to mid-single digit range. However, there remains measurable risk associated with cost fluctuations driven by the current environment. We estimate G&A expenses to be slightly higher than fiscal 2023 as a percent of sales and preopening costs of approximately $28 million. Based on these factors, we expect fiscal 2024 net income margin of approximately 4.3% to 4.4% based on the estimated revenue range provided.

We plan to open as many as 22 new restaurants in fiscal 2024, including as many as three The Cheesecake Factory restaurants, six to seven North Italia restaurants, six to seven Flower Child locations and seven to eight restaurants within our Other FRC business. We anticipate approximately $180 to $200 million in cash capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. Restaurant opening dates may be impacted by supply chain challenges and permit approval delays.

Total revenues for the third quarter of fiscal 2024 are expected to be between $855 million and $870 million. We anticipate commodity inflation to be in the low-single digit range and expect labor inflation to be in the mid-single digit range. Based on these factors, we expect third quarter fiscal 2024 net income margin of 2.6% to 3.0% based on the estimated revenue range provided.

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

During the first six months of fiscal 2024, our cash and cash equivalents decreased by $15.6 million to $40.7 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 2, 2024	July 4, 2023
Cash provided by operating activities	$94.4	$101.5
Additions to property and equipment	(66.3)	(62.7)
Acquisition-related deferred consideration and compensation	(6.5)	(13.0)
Common stock dividends paid	(26.7)	(27.0)
Treasury stock purchases, inclusive of excise tax	(16.4)	(21.7)

Cash Provided by Operating Activities

Cash flows from operations decreased by $7.1 million from the first six months of fiscal 2023 primarily due to an increase in inventory levels, timing of prepaid expenses and a payment of deferred consideration and compensation in excess of acquisition-date fair value, partially offset by higher net income. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $38.9 million and $37.8 million for the first six months of fiscal 2024 and 2023, respectively. Capital expenditures also included $24.8 million and $22.0 million for our existing restaurants and $2.6 million and $2.9 million for bakery and corporate capacity and infrastructure investments in the first six months of fiscal 2024 and 2023, respectively.

We opened ten restaurants in the first six months of fiscal 2024 comprised of one The Cheesecake Factory, three North Italia, three Flower Child and three Other FRC locations compared to one The Cheesecake Factory, one Flower Child and three Other FRC location in the first six months of fiscal 2023. We expect to open as many as 22 new restaurants in fiscal 2024 across our portfolio of concepts. We anticipate approximately $180 to $200 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants.

Acquisition-Related Deferred Consideration and Compensation

During the first six months of fiscal 2024 and 2023, we made payments of $6.5 million and $13.0 million, respectively, for contingent consideration and compensation related to the FRC acquisition.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. As of July 2, 2024, the conversion rate for the Notes was 13.6938 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $73.03 per share of common stock. In connection with the cash dividend that was declared by our Board on July 25, 2024, on August 13, 2024 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of the Notes.)

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. As of July 2, 2024, we had net availability for borrowings of $236.5 million, based on a $130.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

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

Common Stock Dividends

Common stock dividends of $26.7 million and $27.0 million were paid in the first six months of fiscal 2024 and 2023, respectively. As further discussed in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, in July 2024, our Board declared a quarterly dividend to be paid in August 2024. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 57.0 million shares at a total cost of $1,828.1 million, excluding excise tax through July 2, 2024. We repurchased 0.5 million shares at a cost of $16.4 million, excluding excise tax during the first six months of fiscal 2024 compared to 0.6 million shares at a cost of $21.7 million, excluding excise tax during the comparable fiscal 2023 period.

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

As of July 2, 2024, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

The cost of products and services used in our operations is subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as geopolitical events, economic conditions or other unforeseen circumstances. Climate change may further exacerbate a number of these factors. Beginning in fiscal 2021, our operating results were impacted by geopolitical and other macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. While we have seen improvements in many of these areas, some of these factors continue to impact our operating results in fiscal 2024, contributing to significantly increased commodity and other costs.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2024, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of July 2, 2024, we had no hedging contracts in place.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For both the second quarter of fiscal 2024 and 2023, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.0 million.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Loan Agreement that is indexed to market rates. Based on outstanding borrowings at both July 2, 2024 and January 2, 2024, a hypothetical 1% rise in interest rates would have increased interest expense by $1.3 million, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at July 2, 2024 and January 2, 2024, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $2.5 million and $2.4 million at July 2, 2024 and January 2, 2024, respectively.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 2, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity and disaster recovery planning efforts, we rely on third-party vendors to provide some of our essential business processes. For example, we rely on a network of third-party distribution warehouses to deliver ingredients and other materials to our restaurants. In some instances, these processes rely on technology and may be outsourced to the vendor in their entirety and in other instances we utilize these vendors’ externally-hosted business applications. Our vendors’ systems have experienced cybersecurity incidents, including credential stuffing attacks in which compromised user credentials were used to breach the systems, and are vulnerable to a variety of risks, including, without limitation, theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity threats, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as malfeasance by insiders, human or technological error, malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in commercial software that is integrated into our (or our suppliers’ or service providers’) network infrastructure, products or services, security breaches, denial of service attacks, viruses, worms, malware, ransomware, social engineering/phishing, breaches of the algorithms used to encrypt and protect data and other malicious, or disruptive or unauthorized events that jeopardize the confidentiality, integrity or availability of information systems or information residing therein, including confidential information and personal information (each, a “Cybersecurity Incident” and collectively, “Cybersecurity Incidents”). For example, in July 2024, we experienced disruptions to our information technology systems as part of the CrowdStrike software update that resulted in global information technology outages, including disruptions to our ability to process customer payments at certain of our restaurants. While we experienced this disruption for a limited period of time, the incident did not have a significant impact on our business. We also rely on third party services to effectively operate our restaurants including, for example, gift card distribution and transaction processing services, point-of-sale system services, online ordering services and food delivery services, and our Cheesecake RewardsTM program. We derive substantial revenue from these aspects of our business, which could suffer in the event of any factor that adversely impacts our vendors’ ability to provide such services. Such factors include, without limitation, loss of, or significant change in contractual terms of, key vendor contracts, vendor or processor failures, technology failures, changes in applicable laws or regulations, Security

Incidents, damage to the reputation of any key vendor and mandated employment relationships between companies that facilitate third-party delivery services and their service personnel. (See the risk factor titled “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance” in Item 1A of our Annual Report on Form 10-K for fiscal year ended January 2, 2024.)

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended July 2, 2024 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share (2)	or Programs	Programs
April 3 — May 7, 2024	87	$34.38	86	4,006
May 8 — June 4, 2024	24	36.04	15	3,982
June 5 — July 2, 2024	—	—	—	3,982
Total	111		101
(1)	The total number of shares purchased include 10,224 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.
(2)	The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 57.0 million shares at a total cost of $1,828.1 million, excluding excise tax, through July 2, 2024 with 0.1 million shares repurchased at a cost of $3.9 million, excluding excise tax during the second quarter of fiscal 2024. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Item 5.   Other information.

During the fiscal quarter ended July 2, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/ Furnished with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	8-K	000-20574	3.1	6/4/24
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated, amended and restated on October 26, 2022	8-K	000-20574	3.1	11/1/22
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Furnished herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Furnished herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 2, 2024, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2024	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)