Form 10-K
period 2024-12-31
CHEESECAKE FACTORY INC
filed 2025-02-24
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 2, 2024, was $1,767,523,477 (based on the last reported sales on The Nasdaq Stock Market on that date).

As of February 18, 2025, 51,643,044 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this Form 10-K incorporate by reference information from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on May 22, 2025.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of geopolitical and macroeconomic factors on our financial condition and our results of operations, financial guidance and projections, as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, share repurchases, corporate strategy, potential price increases, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage cost pressures, including, increasing wage rates and insurance costs, and increase margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand The Cheesecake Factory internationally; support the growth of North Italia, Flower Child and additional brands within our Fox Restaurant Concepts (“Other FRC”) restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including changes in interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; pandemics and related containment measures, including the potential for quarantines or restriction on in-person dining; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia, Flower Child and Other FRC concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development and related permitting; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; changes in laws impacting our business; adverse weather conditions and natural disasters in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

ITEM 1.          BUSINESS

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 352 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (215 locations), North Italia® (43 locations), Flower Child® (38 locations) and additional brands within our Fox Restaurant Concepts (“Other FRC”) portfolio (49 locations). Internationally, 34 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2024 and 2023 each consisted of 52 weeks. Fiscal year 2022 consisted of 53 weeks. Fiscal year 2025 will consist of 52 weeks.

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

In recent years, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Our commodity and wage inflationary environment began returning to more historical levels in fiscal 2024.

The impact of ongoing geopolitical and macroeconomic events could lead to further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior, and delays in new restaurant openings. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

The Cheesecake Factory

As of February 24, 2025, we operated 215 The Cheesecake Factory restaurants, which strive to provide a distinctive, high-quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high-energy setting with attentive, efficient and friendly service. As a result, The Cheesecake Factory restaurants appeal to a diverse customer base across a broad demographic range. Our extensive menu and strategic selection of locations enable us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants, as well as special occasion dining. The Cheesecake Factory restaurants are generally open seven days a week for lunch and dinner, and we offer additional menu items for weekend brunch.

All of our restaurants offer a full-service bar where our entire menu is served. During fiscal 2024, alcoholic beverage sales represented 11% of The Cheesecake Factory restaurant sales. We offer all items on our menu, except alcoholic beverages where disallowed by regulation, for off-premise consumption, sales of which comprised approximately 21% of The Cheesecake Factory restaurant sales during fiscal 2024. We work with a third party to provide delivery service from all of our locations and offer online ordering for to-go sales at all of our domestic locations.

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

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants. We offer approximately 45 varieties of proprietary cheesecake and other desserts in our restaurants. Our brand identity and reputation for offering premium desserts results in a significant level of dessert sales, representing approximately 17% of The Cheesecake Factory sales during fiscal 2024.

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

The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:

Extensive and Innovative Menu, Made Fresh from Scratch. Our restaurants offer one of the broadest menus in upscale casual dining and feature a wide array of flavors with portions designed for sharing. In contrast to many restaurant chains, substantially all of our menu items, except those desserts produced at our bakery facilities, are prepared from scratch daily at our restaurants with high-quality, fresh ingredients using innovative and proprietary recipes. We believe one of our competitive strengths is our ability to anticipate customer preferences and adapt our expansive menu to the latest trends. We regularly update our ingredients and cooking methods, as well as create new menu items and new categories of food offerings at our restaurants, further enhancing the variety, quality and price points offered and keeping our menu relevant to our customers. All new menu items are selected based on anticipated sales popularity and profitability. We also regularly introduce new and innovative cheesecakes and other baked desserts. In 2024, we launched the Triple Berry Bliss Cheesecake in conjunction with National Cheesecake Day.

We generally update The Cheesecake Factory menus twice each year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that balances supporting both our margin objectives and customer traffic levels. Prior to fiscal 2022, we targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. In the last three fiscal years, we implemented price increases above our historical levels, to help offset inflationary cost pressures. We will continue to take the cost and inflationary environment into consideration when implementing future pricing decisions. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

Value Proposition. We believe our restaurants are recognized by customers for offering value with a large variety of freshly prepared menu items across a broad array of price points and generous portions at moderate prices. The average check for each customer, including beverages and desserts, was approximately $31.05 during fiscal 2024.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High-Quality Staff Members. Our mission is to “create an environment where absolute guest satisfaction is our highest priority.” We strive to consistently exceed the expectations of our customers in all aspects of their experiences in our restaurants. One of the most important aspects of delivering a consistent and dependable level of service is having a team of experienced managers who can successfully operate our high-volume, complex restaurants. Our recruitment, selection, training, retention and internal promotion programs are among the most comprehensive in the restaurant industry, helping us to attract and retain qualified staff members who are motivated to consistently provide excellence in restauranteuring and customer hospitality. By providing extensive training, our goal is to encourage our staff members to develop a sense of personal commitment to our core values and culture of excellence. (See “Restaurant Operations, Development and Training” below.) Our commitment to people-focused programs and creating a great workplace for all of our staff and managers contributed to The Cheesecake Factory being named to Fortune magazine’s list of “100 Best Companies to Work For®” in 2024, for the eleventh consecutive year.

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

The locations of our restaurants are critical to our long-term success, and we devote significant time and resources to analyzing each prospective site. We consider many factors when assessing the suitability of a site, including the demographics of the trade area such as average household income and population density, as well as site-specific characteristics such as visibility, accessibility and proximity to activity centers such as shopping centers and competitive influences. Because our restaurants can be successfully executed within a variety of site locations and layouts, we are highly flexible in choosing suitable locations. While there are common decor elements within each of our restaurant sites, the designs are customized for the specifics of each location, including the building type, square footage and layout of available space. We expect the majority of our new restaurants to vary between 7,000 and 10,000 interior square feet, generally with additional exterior and/or interior patio seating, selected appropriately for each market and specific site.

We believe the relatively high sales productivity of our restaurants provides opportunities to obtain competitive leasing terms from landlords. Due to the flexible and customized nature of our restaurant operations and the complex design, construction and preopening processes for each new location, our lease negotiation and restaurant development time frames vary. The development and opening process usually ranges from six to eighteen months, depending largely on the type and availability of the leased space we intend to occupy, our preferred opening date, as well as our ability to obtain goods, materials, permits and adequate staffing, and a variety of other circumstances beyond our control.

Unit Economics

We believe the operation of high-quality restaurants in premier locations fitting our criteria contributes to the continuing customer appeal of The Cheesecake Factory. This popularity is reflected in our average sales per restaurant and per square foot, which are among the highest of any publicly-held full service restaurant company.

Average sales per location for The Cheesecake Factory restaurants open for the full year were approximately $12.4 million for fiscal 2024. Because each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot. Average sales per productive square foot (defined as all interior square footage plus seasonally adjusted exterior patio square footage) for restaurants open for the full year were approximately $1,152 for fiscal 2024. Fluctuations in both average sales per location and average sales per productive square foot for fiscal 2024 generally tracked with comparable restaurant sales trends.

We currently lease all of our restaurant locations and utilize capital for leasehold improvements and furnishings, fixtures and equipment to build out our restaurant premises. Our distinctive design and decor require a higher investment per square foot than is typical for the upscale casual dining industry. However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors. Total construction costs to build our restaurant premises average approximately $1,100 per interior square foot. However, these costs vary depending on a number of factors, including geography, the complexity of our build-out, site characteristics, governmental fees and permits, labor and material conditions in the local market, weather and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements.

Our new restaurants have typically opened with initial sales volumes well in excess of their future run-rate levels. This initial “honeymoon” effect usually results from grand opening publicity and other customer awareness activities that generate higher than usual customer traffic, particularly in new markets. During the three to six months following the opening of new restaurants, customer traffic has generally settled into its normal pattern, resulting in sales volumes that gradually adjust downward to their post-opening run-rate level. Additionally, our new restaurants have typically required a period of time after reaching normal traffic levels to achieve their targeted restaurant-level margins due to actual-to-theoretical food cost inefficiencies and labor productivity inefficiencies commonly associated with new, highly complex restaurants such as ours.

Restaurant Operations

Our ability to consistently execute a complex menu offering items prepared daily with high-quality, fresh ingredients in an upscale casual, high-volume dining environment is critical to our overall success. We employ detailed operating procedures, standards, controls, food line management systems and cooking methods and processes designed to accommodate our extensive menu and to drive sales productivity.

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high-quality, experienced restaurant-level management and other operational personnel. Each restaurant is generally staffed with a General Manager (“GM”) and an Executive Kitchen Manager (“EKM”), who possess an average of more than ten years of experience with the Company. We believe this tenure and knowledge drive our high productivity and contribute to our ability to deliver an exceptional customer experience.

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

Restaurant-level preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific costs incurred for each restaurant. These costs vary by location depending on a number of factors, including the proximity of our existing restaurants, the size and physical layout of each location, the number of management and hourly staff members required to operate each restaurant, the availability of qualified restaurant staff members, the cost of travel and lodging for different metropolitan areas, the timing of the restaurant opening and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurant, which may also depend on our landlords obtaining their licenses and permits and completing their construction activities. Restaurant-level preopening costs are generally higher for larger restaurants and initial entry into new markets and lower when we relocate a restaurant within its local market. We have typically incurred the most significant portion of restaurant-level preopening costs within the two months immediately preceding and the month of a restaurant’s opening.

Licensed Locations

We currently have licensing agreements with three restaurant operators to develop and operate The Cheesecake Factory® brand restaurants in selected international markets. Our licensees invest their capital to build and operate the restaurants, and we receive initial development fees, site and design fees and ongoing royalties based on our licensees’ restaurant sales. In addition, these licensees purchase bakery products branded under The Cheesecake Factory® mark from us. As of February 24, 2025, our international licensees operated the following The Cheesecake Factory restaurants:

Licensee Location	Restaurant Location	# of Restaurants
Kuwait (1)	Bahrain	1
	Kingdom of Saudi Arabia	4
	Kuwait	3
	Qatar	3
	United Arab Emirates	6
Mexico (2)	Mexico	8
Hong Kong (3)	Beijing	1
	Chengdu	1
	Hong Kong	1
	Hangzhou	1
	Macau	1
	Shanghai	3
	Thailand	1
Total		34
(1)	This licensee, or its affiliates, also has the right to develop restaurants in Egypt, with the opportunity to expand the agreement to include Algeria, Hungary, Iraq, Libya, Morocco, Poland, Russia, Slovakia, The Czech Republic, Tunisia, Turkey and Ukraine.
(2)	This licensee, or its affiliates, also has the right to develop restaurants in Chile, with the opportunity to expand the agreement to include Argentina, Brazil, Colombia and Peru.
(3)	This licensee, or its affiliates, also has the right to develop restaurants in Taiwan, with the opportunity to expand the agreement to include Japan, Malaysia, Singapore and South Korea.

Our corporate infrastructure includes a dedicated global development team that works with our international licensees and coordinates the initial training, ongoing quality control, product specifications and brand oversight at our licensed locations. Our internal audit department also performs periodic reviews of our international licensees’ compliance with our licensing agreements.

As we evaluate other international markets, we may consider opportunities to directly operate certain locations and/or enter into licensing, joint venture or partnership arrangements with established third-party companies.

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

North Italia

North Italia is a modern interpretation of Italian cooking in the upscale casual dining segment. North Italia strives to be a modern Italian restaurant with a neighborhood feel, offering classic Italian favorites with a fresh twist made from scratch daily. Contemporary design and décor elements including large dining rooms, high ceilings and open kitchen layouts coupled with a focus on exceptional hospitality and high-quality, personalized service creates a warm, lively atmosphere for guests to create memorable experiences. The menu features a broad selection of delicious, handcrafted dishes including appetizers, salads, fresh pastas, pizzas and entrees, and each restaurant includes unique menu items tailored to local markets. North Italia offers an assortment of wines, beers and house-made cocktails which represented 23% of North Italia sales in fiscal 2024. The average check for each customer, including beverages and desserts, for fiscal 2024 averaged approximately $34.60 for lunch and approximately $44.40 for dinner. Our North Italia restaurants are generally open seven days a week for lunch, dinner and offer weekend brunch. Currently, we operate 43 North Italia restaurants.

With Italian cuisine being one of the most popular ethnic food categories in the United States, coupled with strong national reception of the North Italia concept to-date, we believe there is potential for approximately 200 domestic locations over time, which supports our plan for approximately 20% average annual unit growth. Average sales per location open for the full year for North Italia restaurants were approximately $7.7 million for fiscal 2024, or approximately $1,100 per productive square foot. We target an average North Italia unit size of 6,000 to 7,000 interior square feet and average total construction costs of approximately $800 per interior square foot. In fiscal years 2023 and 2024, we incurred higher construction costs, however we anticipate future costs to return to our targeted levels. Restaurant-level preopening costs for a typical location in an established market average approximately $0.6 million to $0.8 million and include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members.

Flower Child

Flower Child operates in the fast casual dining segment, offering a customizable menu, made fresh from scratch, featuring locally-sourced, all-natural and organic ingredients. We believe Flower Child provides us an opportunity to diversify our portfolio in a strong and growing niche. Currently, we operate 38 Flower Child locations and believe there is potential for approximately 700 domestic locations over time, which supports our plan for approximately 20% average annual unit growth for this concept. Average sales per location open for the full year for the Flower Child restaurants were approximately $4.3 million for fiscal 2024, or approximately $1,200 per interior square foot. We target an average Flower Child unit size of 3,000 to 4,000 interior square feet and average total construction costs of approximately $750 per interior square foot.

Fox Restaurant Concepts (“FRC”)

FRC operates as an independent subsidiary based in Phoenix, Arizona and serves as an incubator, innovating new food, dining and hospitality experiences to create fresh, exciting concepts. With over a dozen evolving restaurant brands launched to-date, its concepts are diverse in industry segment, occasions, square footage and geography. Other FRC potential growth concepts include Culinary Dropout, The Henry and Blanco, which together with the other FRC brands, serve as an ecosystem for talent, menu and design development. Currently, we operate 49 Other FRC locations. We target approximately 10% to 15% average annual unit growth for the aggregate Other FRC portfolio, complemented by additional market tests of the potential growth concepts. Average sales per location open for the full year for the Other FRC restaurants were approximately $6.4 million for fiscal 2024, or approximately $1,100 per interior square foot. We target an average FRC unit size of 3,500 to 15,000 interior square feet and average total construction costs of approximately $700 per interior square foot, depending on the concept.

Bakery Operations

We own and operate two bakery production facilities, one in Calabasas Hills, California, and one in Rocky Mount, North Carolina. Our facility in California accommodates both production operations and corporate support personnel, while our facility in North Carolina houses production operations and a distribution center. We are evaluating beginning construction on a third bakery production facility in Charlestown, Indiana in fiscal 2025 or fiscal 2026. We produce approximately 60 varieties of proprietary cheesecakes and other baked desserts using high-quality ingredients for The Cheesecake Factory restaurants and for international licensees and third-party customers.

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

We sell baked goods internationally in approximately 15 countries under The Cheesecake Factory At Home® mark. Offering our cheesecakes and other baked desserts internationally is important to our branding, creating awareness and driving demand for both our bakery products and the international expansion of our restaurants.

Human Capital

Our ability to attract highly motivated staff members and retain an engaged, experienced team is key to successful execution of our strategy. While we continue to operate in a competitive labor environment, we believe our people practices contribute significantly to our ability to attract talent and to The Cheesecake Factory restaurants’ historically industry-leading retention rates. Retention and engagement of our staff members is fostered by our investment particularly in the following areas:

Culture

Cultivating and maintaining our culture is a key strategic focus. Our core values and purpose reflect who we are and how our staff members interact with one another, as well as with our customers.

We believe our efforts to build and maintain a strong culture have contributed to two notable recognitions in 2024. We were named to the FORTUNE 100 Best Companies to Work For® list for an eleventh consecutive year and the PEOPLE Companies that Care® list for a fourth consecutive year.

Development and Training

We provide our staff with career advancement opportunities, and our fiscal 2024 combined internal management promotion rate at The Cheesecake Factory and North Italia concepts was 45%. Our hourly staff members and managers receive a considerable amount of training through a combination of in-person learning and development and online coursework. In addition to company-provided job training, we offer hourly staff members of The Cheesecake Factory and North Italia restaurants free high school equivalency and associate degree programs. We also offer a limited education reimbursement to our staff seeking post-secondary education.

Total Rewards

We offer healthcare benefits to our hourly staff members who work a minimum of 25 hours per week, on average. We provide a competitive suite of benefits and wellness offerings. The Cheesecake Factory and North Italia staff, as well as our bakery and corporate teams, have paid sick time available to them starting at hire and are eligible to earn vacation time.

Employee Engagement

As of December 31, 2024, we employed approximately 47,900 people, with approximately 46,350 in our restaurants and the remainder in our corporate support center, FRC headquarters and bakery operations. We believe that engaging our workforce is a key factor in our business success and in turn, have developed programs to promote enthusiasm and commitment. We measure our performance in this area through an annual engagement survey and pulse surveys throughout the year.

A significant part of our employee engagement strategy involves staff appreciation and recognition efforts. We hold key company cultural events such as our week-long team appreciation celebrations, manager recognitions, Commitment to Excellence staff member awards and new menu rollout all-staff meetings.

Our staff members are not covered by any collective bargaining agreements.

Giving Back

Another key aspect of our culture is giving back to the communities where our staff live and work, as well as uniting our staff members around charitable causes personal to them. We donate to Feeding America and participate in their annual campaign as an opportunity to engage our teams in a company-wide service program. We promote our teams’ participation in community volunteer events, and through our gift card program, we contribute to local fundraising events for community non-profit organizations.

We also participate in a nationwide food donation program which redirects surplus food away from landfills to local food banks and non-profit organizations. Additionally, we provide a method for our staff members to assist other staff members in need through our The Cheesecake Factory “HELP” fund.

Corporate Social Responsibility

For more information, please review our most recent Corporate Social Responsibility “CSR” report on the Corporate Social Responsibility page on our website at www.thecheesecakefactory.com. The contents of the CSR report and our website are expressly not incorporated by reference into this Form 10-K.

Purchasing and Distribution

Our purchasing philosophy is designed to procure quality ingredients, supplies and services for our operations from reliable sources consistent with our sustainability goals. In order to maximize purchasing efficiencies and to obtain the freshest ingredients that meet our required standards, each restaurant’s management determines the quantities of food and supplies needed for their location and orders the items from local, regional, national and international suppliers based upon specifications determined and terms negotiated at a corporate level. We strive to maintain restaurant-level inventories at a minimum dollar level in relation to sales due to the relatively rapid turnover of the perishable commodities we use in our operations, coupled with the limited storage space at our restaurants.

The cost of products and services used in our operations are subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as geopolitical events, economic conditions, public health emergencies or other unforeseen circumstances. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. In recent years, we were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity prices. Our commodity environment began returning to more historical levels in fiscal 2024.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2025, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2024, we had no financial hedging contracts in place.

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

Our information security and cybersecurity efforts are led by a multi-disciplinary security team, overseen by our interdepartmental Information Security Council representing our key functional areas. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. We remain focused on protecting against new and emerging risks utilizing our tools and security teams and continue to review and make strategic investments in our systems intended to help keep the Company’s, our guests’, and our team members’ data secure. (See Item 1C – Cybersecurity of this report for further discussion on our cybersecurity.)

Marketing and Advertising

The Cheesecake Factory

We rely on our reputation, as well as our high-profile locations, media exposure and positive “word of mouth” to maintain and grow market share. Historically, we have not used significant paid national advertising through television, radio or print, nor significant discounting for on-premise dining occasions. We utilize a social media and digital marketing strategy that allows us to engage regularly with our customers outside of our restaurants, including communication and paid advertising on social media platforms such as Instagram® and Facebook®, influencer marketing, Google advertising and direct email to customers. We launched our Cheesecake Rewards® program nationally in mid-2023 with the objective to leverage data analytics and insights to engage more effectively with our guests and drive incremental sales while maintaining our restaurant level margins.

Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television in connection with a variety of promotional opportunities, such as National Cheesecake Day, to perform cooking demonstrations and other brand-building exposure. We generated approximately 21.8 billion media impressions in fiscal 2024 at minimal cost to us. To raise awareness in the off-premise channel, we execute marketing campaigns with our third-party delivery provider and through our online ordering platform. In addition, we work with several premiere third-party gift card distributors, contributing to our brand awareness and gift card sales, as well as our consumer packaged goods licensees on co-branded marketing campaigns.

North Italia, Flower Child and Other FRC

North Italia, Flower Child and Other FRC execute localized marketing programs focused on awareness, frequency and brand engagement through a variety of channels, including store-level marketing, public relations, in-store events, digital advertising, email programs and social media. Each restaurant is positioned as an individual brand with a neighborhood connection. Additionally, the restaurant interiors and exteriors are utilized for brand engagement and messaging through art and graphics, creating an important part of a brand experience for the customer.

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

Food Safety and Quality Assurance

Our food safety processes and systems are designed to mitigate the risk of contamination and illness and to ensure compliance with regulatory requirements as well as industry standards. Adherence is monitored through routine restaurant management reviews, third-party health inspection/food safety audits and regulatory agency inspections. In addition, our bakery facilities are Safe Quality Food certified in alignment with the Global Food Safety Initiative’s Global Markets Program. Our restaurants and bakery facilities are subject to regulatory guidelines required for conducting and managing ingredient and product traceability. We utilize a web-based solution to efficiently contact our restaurants and monitor progress in the event of a product withdrawal or recall. Web-based solutions are also used for tracking regulatory compliance and implementing corrective actions

In selecting suppliers, we utilize key performance indicators relating to sanitation, operations and facility management, good manufacturing and agricultural practices, product protection, government inspections and compliance, recovery and food security. We perform annual food safety and quality system audits for certain suppliers, while others are audited every other year or as needed. A web-based solution is utilized for incident management, reporting and compliance of our suppliers.

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

A significant number of our hourly restaurant staff members receive income from gratuities. In the United States, many of our locations currently participate in a Tip Reporting Alternative Commitment (“TRAC”) agreement with the Internal Revenue Service (“IRS”), and we intend to apply to participate in any successor program to TRAC.

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

Trade Names, Trademarks and Other Intellectual Property

We own and have applied to register trade names, logos, service marks, trademarks, copyrights and other intellectual property (collectively, “Intellectual Property”) in the United States, Canada and in additional countries throughout the world in various categories, including without limitation, restaurant services and bakery goods. We regard our Intellectual Property, including “The Cheesecake Factory,” “North Italia,” and a collection within the Fox Restaurant Concepts subsidiary, as well as our trade dress, as having substantial value and as being important to our marketing efforts. Our policy is to pursue registration of our important Intellectual Property when commercially feasible, and to enforce our intellectual property rights. We have also registered various internet domain names, including, “www.thecheesecakefactory.com,” “www.northitalia.com,” and “www.foxrc.com”.

Executive Officers of the Registrant

David Overton, age 78, serves as our Chairman of the Board and Chief Executive Officer. Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton. He is also a founding member and director of our Foundation.

David M. Gordon, age 60, was appointed President of the Company in February 2013. Mr. Gordon joined our Company in 1993 as a Manager and held operational positions, including General Manager, Area Director of Operations, Regional Vice President and Chief Operating Officer prior to his appointment as President. He is also a director of our Foundation.

Matthew E. Clark, age 55, was appointed Executive Vice President and Chief Financial Officer in 2017. Mr. Clark joined our Company in 2006 as Vice President of Strategic Planning and most recently oversaw the strategy, financial planning, treasury and risk management functions as Senior Vice President, Finance and Strategy. Earlier in his career, Mr. Clark held a number of finance positions of increasing responsibility at Groupe Danone, Kinko’s and The Walt Disney Company. He is also a director of our Foundation.

Keith T. Carango, age 63, serves as President of The Cheesecake Factory Bakery Incorporated, our bakery subsidiary. Mr. Carango joined our bakery operations in 1996 to lead manufacturing and provide continuous improvement to the bakery operation. In his most recent role of Senior Vice President and Chief Operating Officer, he oversaw strategic planning, supply chain, manufacturing, distribution, human resources, quality assurance and finance. Prior to joining the Company, he held manufacturing and finance roles at Frito-Lay, Inc. and Prince Foods.

Scarlett May, age 58, serves as our Executive Vice President, General Counsel and Secretary. Ms. May joined our Company in 2018, from Brinker International, Inc., where she served as Senior Vice President, General Counsel and Secretary from 2014 to

2018. Prior to that, she was Senior Vice President, Chief Legal Officer and Secretary for Ruby Tuesday, Inc. following her earlier career in private practice.

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

Dining out is a discretionary expenditure that is influenced by domestic and global economic conditions, including, but not limited to: geopolitical instability, including armed conflicts, supply shortages, interest rates, unemployment, significant cost inflation, public health emergencies, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policy.

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

In recent years, our operating results were impacted by geopolitical and other macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Our commodity and wage inflationary environment began returning to more historical levels in fiscal 2024. The impact of ongoing geopolitical and macroeconomic events could lead to further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior, and delays in new restaurant openings. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.

We strive to increase comparable restaurant sales by improving customer traffic trends and growing average check. Changes in customer traffic and average check amount may be impacted by a variety of factors, including, without limitation: macroeconomic conditions that impact consumer discretionary spending; perception of our concepts’ offerings in terms of quality, price, value and service; increased competition; changes in consumer eating habits; the evolving retail landscape, which is becoming increasingly influenced by technology and a growing consumer preference for convenience, value and experience; adverse weather conditions; natural disasters; and demographic, economic and other adverse changes in the trade areas in which our restaurants are located and changes in the regulatory environment. (See the risk factor titled “The impact global and domestic economic conditions have on consumer discretionary spending and our costs of operations could materially adversely affect our financial performance.”)

We compete directly and indirectly for customer traffic with national and regional full-service dining restaurant chains as well as independently-owned restaurants. In addition, we face competition from fast casual and quick-service restaurants, grocery stores and meal kits that have increased the quality and variety of their food products in response to consumer demand. We believe that many consumers remain focused on value and if our competitors promote and deliver a higher degree of perceived value, our customer traffic could suffer.

We utilize menu price increases in an effort to help offset inflation of key operating costs. However, our menu price increases may be insufficient to meaningfully offset increased costs and may, if not accepted by customers, result in reduced customer traffic and unfavorable menu mix shifts (i.e., customers reducing their spend by purchasing fewer menu items or lower cost menu items). These risks became more pronounced beginning in 2022, when we began to implement menu price increases above our historical levels to help offset significant inflationary cost pressures. (See the risk factor titled “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

In recent years, we have generated a higher mix of sales from off-premise channels as consumers have demonstrated a preference for convenience and at-home dining. Growing competition in off-premise channels, our inability to differentiate our concepts in these channels or a change in customers’ willingness to pay fees associated with third-party delivery could negatively impact our comparable restaurant sales performance.

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

Negative publicity directed at any of our brands, regardless of factual basis, such as relating to the quality of our restaurant food or consumer packaged goods, the quality of our restaurant facilities, customer complaints or litigation alleging injury or food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, the condition of our restaurants, labor relations, any failure to comply with applicable regulations or standards, allegations of harassment or disparate treatment based upon race, gender, gender identity, national origin, religion or other class, allegations of sexual harassment, politically motivated accusations or other negative publicity could damage our reputation. Any failure of our third-party delivery provider to represent our brands in a favorable manner could damage our reputation. These concerns are exacerbated by the speed with which negative information can be disseminated through social media. (See the risk factor titled “Any inability to effectively use and manage social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance.”) Negative publicity about us could harm our reputation and damage the value of our brands, which could materially adversely affect our financial performance.

In past years we have experienced and may again experience significant labor cost inflation, which has and may in the future significantly increase our cost of doing business.

Increases in minimum wages (including increased minimum wages in industries with which we compete for talent) and minimum tip credit wages, extensions of personal and other leave policies, other governmental regulations affecting labor costs including pay transparency and secure scheduling requirements and reduced levels of legal immigration have and may continue to significantly increase our labor costs and make it more difficult to fully staff our restaurants, any of which could materially adversely affect our financial performance.

Certain state and localities have significantly increased their minimum wage and/or tip credit wage (or have eliminated the tip credit wage), and require significantly more mandated benefits, and we believe it is becoming increasing likely that the United States federal government or certain other states and localities will also elect to do so. Should this occur, in addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages paid to and other benefits provided to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increases and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Increased restaurant labor costs could impact us more than others in our industry because we have a complex menu made fresh from scratch at our restaurants, requiring more labor at each restaurant location than some of our competitors who use processed foods or commissaries to prepare their foods. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their prices for goods, construction and services in order to offset their increasing labor costs, resulting in higher operating costs for us.

Our labor expenses include significant costs related to our self-insured health, pharmacy and dental benefit plans. Healthcare costs continue to rise and are especially difficult to project given that material increases in costs associated with medical claims, or an increase in the severity or frequency of such claims, may cause healthcare costs to vary substantially from quarter-to-quarter and year-

over-year. Any significant changes to the healthcare insurance system could also impact our healthcare costs. Material increases in healthcare costs could materially adversely affect our financial performance.

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

Health risks associated with our restaurants or products, such as food safety concerns and food-borne illness, pandemics, epidemics, endemics and other public health emergencies could negatively impact customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation, which could materially adversely affect our financial performance.

We face food safety risk, including the risk of food-borne illness and food contamination (including allergen cross contamination), which are common both in the restaurant industry and the food supply chain. While we dedicate substantial resources and provide training to help ensure the safety and quality of the food we serve, these risks cannot be completely eliminated. Additionally, we rely on our network of suppliers to properly handle, store and transport our ingredients for delivery to our restaurants. Any failure in our supply chain could cause our ingredients to be contaminated, which could be difficult to detect and jeopardize the safety of our food. We freshly prepare our menu items at our restaurants, which may put us at greater risk for food-borne illness and food contamination outbreaks than some of our competitors who use processed foods or commissaries to prepare their food. The risk of food-borne illness also may increase whenever our menu items are served outside of our control, such as by third-party food delivery services, customer take-out or at catered events.

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

The impacts of and our failure to effectively respond to pandemics, epidemics, endemics and other public health emergencies may also significantly disrupt our business, including, by adversely affecting, among other things, our ability to operate our business, consumer behavior, our supply chain, commodity prices, wage costs and our ability to timely open new restaurants. For example, we experienced these and other impacts to our business as a result of the COVID-19 pandemic.

The demand for and availability and price of certain food items may be adversely impacted if a pathogen, such as coronavirus, Ebola, mad cow disease, SARS, swine flu, avian influenza, norovirus or other virus or bacteria, such as salmonella or E.coli, or if parasites or other toxins infect or are believed to have infected the food supply, including the food supply chain for our restaurants or bakery facilities. For example, in 2024 we experienced challenges sourcing eggs as a result of an outbreak of avian influenza in poultry flocks. Additionally, customers may avoid our restaurants and it may become difficult to adequately staff our restaurants if our customers or staff members become infected with a pathogen which was actually or alleged to be contracted at our restaurants. Any adverse food safety occurrence may result in litigation against us. Although we carry liability and other insurance coverage to mitigate costs we may incur as a result of these risks, not all risks of this nature are fully insurable. Even if insured, the negative publicity associated with such an event could damage our reputation and materially adversely affect our financial performance.

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

We are subject to numerous federal, state, local and foreign laws and regulations. Each of our restaurants is subject to various laws and regulations, including license and permit requirements, that regulate many aspects of our business, including, among other things, alcoholic beverage control, health, sanitation, labor, immigration, zoning and public safety. Our failure to obtain and/or retain licenses, permits or other regulatory approvals required to operate our business could delay or prevent the opening and/or continued operation of any of our restaurants or bakeries, materially adversely affecting that facility’s operations and profitability and our ability to obtain similar licenses, permits or approvals elsewhere, any of which could materially adversely affect our financial performance. We are also subject to various environmental regulations governing areas such as water usage, sanitation disposal and transportation mitigation. The United States, on the federal, state and local levels, and other countries are expanding the type, nature and scope of laws and regulations governing other environmental matters, such as reducing greenhouse gas emissions, use of natural gas and water consumption, including in some cases imposing disclosure requirements with respect to such matters. (See the risk factor titled “Failure to appropriately address environmental and social matters, could adversely affect our brand, business, results of operations and financial condition.”). We may incur significant additional costs and require operational changes to comply with these laws and regulations and may face fines, penalties or other sanctions, adverse publicity and incur legal liability in the event of our failure to do so.

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

Many laws and regulations governing our business and operations also extend to independent third-party service providers we engage to perform certain services. While we take precautions to help ensure that our third-party service providers comply with applicable laws and to maintain an independent contractor relationship, we cannot be assured such efforts will be successful, and we may incur liability as a joint employer for failures by our independent third-party service providers to comply with applicable laws. Additionally, some jurisdictions have introduced (or may be planning to introduce) legislation seeking to mandate an employment relationship between companies that facilitate third-party delivery services and their service personnel. The U.S. Department of Labor recently issued a final rule concerning independent contractor standards for employees nationwide, which took effect in March 2024. The extent to which this rule may impact our third-party delivery services and their service personnel is not yet known.

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

Federal law requires restaurant operators with twenty or more locations to make certain nutritional information available to customers. Additionally, some state, local and foreign governments also have enacted legislation regulating or prohibiting the sale of or mandating disclosures relating to certain types and/or levels of ingredients in food served in restaurants, such as trans fats, sodium, genetically modified organisms (GMOs) and gluten, and are taxing or considering taxing and/or otherwise regulating high fat, high sugar and high sodium foods. While it remains unclear to what extent consumers may reconsider dining preferences in response to such requirements, consumer dining preferences continue to evolve, and these preferences may evolve more rapidly in response to any of these new requirements. New and current medical treatments such as GLP-1 agonists may shift consumer preferences. Our failure to quickly and effectively adapt to any significant shift in consumer dining preference could cause our or our licensees’ restaurants to lose market share, which could materially adversely affect our financial performance.

Our failure to effectively develop, grow and operate North Italia, Flower Child and our other branded concepts could materially adversely affect our financial performance.

All of our restaurant concepts are subject to the risks and uncertainties described in this filing. However, there is an enhanced level of risk and uncertainty related to the operation and expansion of our less-established restaurant concepts. We acquired North Italia, Flower Child and the remainder of Fox Restaurant Concepts’ business for the purpose of accelerating unit growth and to develop innovating concepts for future growth. While we actively seek to grow these concepts, we can provide no assurance that new restaurants will be accepted in the markets targeted for expansion or that we will be able to achieve our targeted returns when opening new locations.

Adverse weather conditions, natural disasters and public health emergencies could unfavorably impact our restaurant sales, which could materially adversely affect our financial performance.

Adverse weather conditions, natural disasters and public health emergencies can impact customer traffic, make it more difficult to fully staff our restaurants and more severe events, such as hurricanes, earthquakes, tornadoes, blizzards, wildfires and other natural disasters and public health emergencies, such as the COVID-19 pandemic, have resulted in and may in the future result in restaurant closures, underutilization of outdoor patio dining and curtailed operations, impediments to availability of staff and supplies and increased commodity costs, sometimes for prolonged periods of time. These effects may become more pronounced in the future as climate change and global warming may cause extended droughts and certain adverse weather conditions and natural disasters to become more frequent, more severe and less predictable over time. Our cash flows may be negatively impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses. Any or all these situations could materially adversely affect our financial performance.

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

The cost of products and services used in our operations are subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as geopolitical events, economic conditions, public health emergencies or other unforeseen circumstances.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We are in the process of contracting for certain key food and non-food supplies for fiscal 2025, and these efforts may not be successful or yield our intended benefits. Due to the inflationary cost pressures we experienced, beginning in 2022, we implemented price increases above our historical levels to help offset inflationary cost pressures. Our commodity inflationary environment began returning to more historical levels in 2024. We will continue to take the cost and inflationary environment into consideration when implementing future pricing decisions. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost. However, we can provide no assurance that these efforts will be successful.

We continue to evaluate the possibility of entering into similar short-term and long-term arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2024, we had no hedging contracts in place. Products and services for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation.

Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. New or increased tariffs and other changes in U.S. trade policy could trigger retaliatory actions, including increased tariffs, by affected countries.

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

Certain products and ingredients commonly used in food preparation are under scrutiny for possibly posing social and environmental risks, including from an animal welfare and environmental sustainability perspective. We use many of these products and ingredients and have adopted a comprehensive Sustainable Sourcing Policy under which, among other things, we have a buying preference for products and ingredients that meet our social, environmental and animal welfare qualifications (“sustainable products”). While we strive to source sustainable products, there is a risk that some of our products or ingredients may become the subject of adverse publicity or shareholder activism, regardless of factual basis. There is currently a smaller market for certain sustainable products, and any condition affecting the demand for or supply of these products may cause significant cost and supply volatility and prevent us from obtaining these products at a reasonable cost. For example, during fiscal 2023 and 2024, we experienced supply shortages with respect to certain sustainable products, which largely resulted from challenges related to a growing framework of laws mandating the use of sustainable products. This may become more prevalent as the European Union’s regulation of sustainably sourced commodities may cause limited inventories of sustainably sourced commodities to be diverted there. For these and other reasons, we cannot be certain that our supply and cost mitigation efforts or our efforts to purchase sustainable products will be successful. Our international licensees are also subject to commodity price fluctuations. Any strategies employed by our international licensees to mitigate the impact these fluctuations have on their businesses may not be successful. Commodity price fluctuations have and may continue to impede our international licensees’ profitability, which may hamper their ability to grow and negatively impact our ability to expand our brand internationally.

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

If we are unable to attract and retain qualified personnel, including due to increasingly competitive labor markets, our restaurants and bakery operations could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively, grow our business and revenues and meet our customers’ demand could be limited, any of which could materially adversely affect our financial performance.

If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may experience data loss, increased costs, operational disruption or other harm, any of which could materially adversely affect our financial performance.

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity and disaster recovery planning efforts, we rely on third-party vendors to provide some of our essential business processes. For example, we rely on a network of third-party distribution warehouses to deliver ingredients and other materials to our restaurants. In some instances, these processes rely on technology and may be outsourced to the vendor in their entirety and in other instances we utilize these vendors’ externally-hosted business applications. Our vendors’ systems are vulnerable to a variety of risks, including, without limitation, theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity threats, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as malfeasance by insiders, human or technological error, malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in or issues with commercial software that is integrated into our (or our suppliers’ or service providers’) network infrastructure, products or services, security breaches, denial of service attacks, viruses, worms, malware, ransomware, social engineering/phishing, breaches of the algorithms used to encrypt and protect data and other malicious, or disruptive or unauthorized events that jeopardize the confidentiality, integrity or availability of information systems or information residing therein, including confidential information and personal information (each, a “Cybersecurity Incident” and collectively, “Cybersecurity Incidents”), and have also experienced Cybersecurity Incidents, including credential stuffing attacks in which compromised user credentials were used to breach the system. The failure of third-party vendors to provide adequate services, including, as result of any Security Incident, or to generally fail to employ up-to-date and appropriate data security and internal control practices, could significantly harm our operations and reputation, which could materially adversely affect our financial performance. For example, in July 2024 we experienced disruptions to our information technology systems as part of the CrowdStrike software update that resulted in global information technology outages, including disruptions to our ability to process customer payments at certain of our restaurants. While we experienced this disruption for a limited period of time, the incident did not have a significant impact on our business. We also rely on third party services to effectively operate our restaurants including, for example, gift card distribution and transaction processing services, point-of-sale system services, online ordering services and food delivery services, and our Cheesecake Rewards® program. We derive substantial revenue from these aspects of our business, which could suffer in the event of any factor that adversely impacts our vendors’ ability to provide such services. Such factors include, without limitation, loss of, or significant change in contractual terms of, key vendor contracts, vendor or processor failures, technology failures, changes in applicable laws or regulations, Cybersecurity Incidents, damage to the reputation of any key vendor and mandated employment relationships between companies that facilitate third-party delivery services and their service personnel. (See the risk factor titled “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”)

We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas, which could materially adversely affect our financial performance.

We currently lease all our restaurant premises and, although we may consider other arrangements, we currently plan to continue to lease our restaurant locations in the future. Some of our leases have terms that will expire in the next few years and beyond. Many of these leases include renewal options; some do not. While lease expirations allow us to opportunistically evaluate the possibility of relocating certain restaurants to higher quality sites and trade areas over time, doing so may involve additional costs, such as increased rent and other expenses related to renegotiating the terms of occupancy of an existing lease, and the costs to relocate and develop a replacement restaurant if we choose not to renew a lease, or are unable to do so, on favorable terms in a desirable location. Delay in delivery of leased premises from our landlords may also result in increased costs. In addition, changing consumer preferences and demographics in a given area have in the past and may in the future cause us relocate or terminate a restaurant lease. We may elect to terminate certain leases prior to their expiration dates, and we may be unable to negotiate favorable terms for such early terminations. Additional costs related to expiring restaurant lease terms, our inability to terminate certain restaurant leases under favorable terms or the unavailability of suitable replacement locations could materially adversely affect our financial performance.

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

We own and have applied to register trade names, logos, service marks, trademarks, copyrights and other intellectual property (collectively, “Intellectual Property”), including The Cheesecake Factory®, North Italia®, Flower Child®, a collection within the Fox Restaurant Concepts subsidiary and other trademarks related to our restaurant and bakery businesses in the United States and in other countries throughout the world. Our Intellectual Property is valuable to our business and requires continuous monitoring to protect. We regularly and systemically search for misappropriations of our Intellectual Property and seek to enforce our rights whenever appropriate to do so; however, we cannot ensure success in every case and cannot possibly find all infringing uses of our Intellectual Property. Furthermore, we have not registered all our Intellectual Property throughout the world, and doing so may not be feasible because of associated costs, various foreign trademark law prohibitions or registrations by others.

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

Operations at our international Company-owned and licensed restaurants may be negatively affected by factors outside of our control, including, but not limited to:

●	difficulties in achieving the consistency of product quality and service as compared to restaurants we operate in the United States;
●	changes to our recipes required by cultural norms;
●	inability to obtain, at a reasonable cost, adequate and reliable supplies of ingredients and products necessary to execute our diverse menu;
●	availability of experienced management to operate international restaurants according to our domestic standards;
●	changes in economic conditions of our licensees, whether or not related to the operation of our restaurants;
●	differences, changes or uncertainties in economic, regulatory, legal, immigration, social, climatic and political conditions, including the possibility of terrorism, social unrest, trade embargos and/or trade restrictions, which may result in periodic or permanent closure of foreign restaurants, affect our ability to supply our international restaurants with necessary supplies and ingredients and affect international perception of our brand;
●	inability of our licensees to locate profitable or suitable sites for development;
●	rising cost and scarcity of labor world-wide;
●	exchange rate fluctuations; and
●	trade restrictions, taxes or tariffs adversely affecting our or our licensees’ ability to import goods from the United States and other parts of the world that are required for operating our branded restaurants, including our cakes which are wholly manufactured in the United States.

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

In order to support our international expansion, our bakeries supply certain of our bakery products to our branded international restaurants. In order to supply bakery products to restaurants in other countries, we are and in the future may be further required to adapt certain recipes to eliminate locally prohibited ingredients, comply with labeling requirements that differ from those in the United States and maintain certifications required to export to such countries. In addition, unexpected events outside of our control, such as, without limitation, trade restrictions, import and export embargos, governmental shutdowns and disruptions in shipping, may affect our ability to transport adequate levels of our bakery products to our or our licensees’ international restaurants, for which we are the sole source of supply. A failure to adequately supply bakery products to our or our licensees’ international restaurants could affect the customer experience at those restaurants, resulting in decreased sales, and could, depending upon the reason for the failure, trigger contractual defaults on our part, any of which could materially adversely affect our financial performance.

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

Our ability to grow our business depends on the availability and selection of high-quality sites that meet our criteria. The number and timing of new restaurants opened during any given period, and their associated contribution to the growth of our business, depend on a number of factors including, but not limited to:

●	unforeseen delays due to market conditions;
●	the identification and availability of high-quality locations;
●	an increase in competition for available premier locations;
●	the influence of consumer shopping trends on the availability of sites in traditional locations, such as premier shopping centers;
●	acceptable lease terms and the lease negotiation process;
●	the availability of suitable financing for our landlords;
●	the financial viability of our landlords;
●	timing of the delivery of the leased premises to us from our landlords in order to perform build-out construction activities;
●	obtaining, on a timely basis, governmental licenses and permits necessary to construct and operate our restaurants;
●	obtaining, on a timely basis, utility connections;
●	obtaining, on a timely basis, third-party consents necessary to construct and operate our restaurants;
●	successfully managing the complex design, construction and preopening processes for our highly customized restaurants;
●	the availability and/or cost of raw materials and labor used in construction;
●	the availability of qualified tradespeople in the local market;
●	any unforeseen engineering or environmental problems with the leased premises; and
●	adverse weather or other delays during the construction period.

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

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. At any given time, we may be monitoring a number of locations, and future impairment charges and/or closures may occur if individual restaurant performance does not improve, which could materially adversely affect our financial performance. During fiscal 2024, we recorded impairment of assets and lease terminations expense of $13.6 million primarily related to the impairment of long-lived assets. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 for further discussion of impairment of long-lived assets.)

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

We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of business. These matters typically involve claims by customers, staff members and others regarding issues such as food-borne illness, food safety, premises liability, dram shop liability, compliance with wage and hour requirements, compliance with pay transparency and secure scheduling requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry. We could be materially adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Employment-related litigation, particularly with respect to claims styled as class action lawsuits, are especially costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks and many employment-related disputes involve uncertainty in judicial interpretation from state to state and from federal to state court with respect to the effectiveness of arbitration agreements with our staff members, particularly those which provide for class waivers.

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

Our inability or failure to execute on comprehensive business continuity and disaster recovery plans following a major disaster or disruption could interfere with our business operations, which could materially adversely affect our financial performance.

All our core and critical applications are housed in an external tier 3 data center, which is a location with redundant and dual-powered servers, storage, network links and other information technology components. To mitigate business interruptions, we employ a disk-based data backup and replication infrastructure between our onsite and external data centers. We provide support for our restaurant operations, with the exception of design and construction, from our corporate headquarters in Calabasas, California, an area that is prone to and has been impacted by natural disasters such as earthquakes and wildfires. Corporate support for our bakery operations is also performed from this centralized location. If we are unable to execute our disaster recovery procedures in whole or in part, we may experience delays in recovery and losses of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could expose us to administrative and other legal claims, any of which could materially adversely affect our financial performance.

A closure of or material damage to one or both of our bakery facilities could impede our ability to supply bakery products to our own and our international licensees’ restaurants as well as to other bakery customers. Such an incident could also result in the loss of critical data regarding our bakery operations. Any of these events could materially adversely affect our financial performance.

Failure to appropriately address environmental and social matters could adversely affect our brand, business, results of operations and financial condition.

There has been an increasing focus from certain governmental and nongovernmental organizations, investors, customers, consumers, employees and others concerning environmental and social matters. Various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to environmental and social matters. For example, we may be subject to various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California, the International Sustainability Standards Board (ISSB) global sustainability standards, to the extent adopted by jurisdictions in which we operate, as well as the SEC’s climate disclosure rules, if they take effect, among other regulations or requirements. These requirements may not always be uniform across jurisdictions and may have uncertain interpretation, which may result in increased complexity, and cost, for compliance. Any of the foregoing may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key products ingredients, and, in turn, may adversely impact our business, operating results, and financial condition. Environmental and social matters have also been the subject of increased scrutiny by regulators in different jurisdictions which may expose us to potential regulatory scrutiny or enforcement actions related to these activities.

Further, a variety of organizations measure the performance of companies on environmental and social topics, and the results of these assessments are widely publicized. In addition, many institutional investors have publicly emphasized the importance of environmental and social measures to their investment decisions. Unfavorable ratings could lead to negative investor sentiment towards us or our industry, which could negatively impact our share price as well as our access to and cost of capital. Simultaneously, public and investor sentiments as to the scale to which publicly traded companies should prioritize and focus attention and resources towards environmental and social matters vary widely, with a growing trend opposing such matters. Recently, companies have been publicly criticized and, in extreme circumstances, have been boycotted for their environmental and social policies. Further, there is growing regulatory risk from recent legislation and executive actions prohibiting certain initiatives in this space.

Our actions and/or inactions with respect to environmental and social matters could negatively impact our reputation, which could adversely impact our ability to attract and retain customers, employees or business partners. Both advocates and opponents to certain environmental and social matters are increasingly resorting to a range of activism forms, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, it may require us to incur costs or otherwise adversely impact our business.

We have engaged, and expect to continue to engage, in certain voluntary corporate social responsibility initiatives and related reporting. However, such initiatives may be costly and may not have the desired effect. For example, execution of these strategies and achievement of our sustainability goals is subject to risks and uncertainties, many of which are outside of our control. As a result, there is no assurance that we will be able to successfully execute our strategies and achieve our sustainability-related goals, which could damage our reputation and consumer and other stakeholder relationships. Additionally, any perception, whether or not valid, that we have failed to achieve, or to act responsibly with respect to, such matters or to effectively respond to new or additional legal or regulatory requirements regarding greenhouse gas emissions, sustainability or social matters could result in adverse publicity or potential regulatory or investor engagement or litigation and adversely affect our business and reputation. Additionally, many of our business partners and suppliers may be subject to similar expectations, which may augment or create additional risks, including risks that may not be known to us.

Risks Related to Information Technology and Cybersecurity

Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, any of which could materially adversely affect our financial performance.

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations (“Cyber Environment”), which are vulnerable to various risks. This reliance has grown recently as we have had to rely to a greater extent on systems such as online ordering, contactless payments, our Cheesecake Rewards® program, systems supporting a remote and hybrid workforce and the like. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. (See the risk factor titled “If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may experience data loss, increased costs, operational disruption or other harm, any of which could materially adversely affect our financial performance”). Additionally, we may incorporate traditional and generative artificial intelligence solutions into our business, which may increase our cybersecurity and privacy risk and increase expenses. Our Cyber Environment, and the information processed therein, including confidential information and personal information, face numerous and evolving cybersecurity risks that threaten their confidentiality, integrity and availability, including from Cybersecurity Incidents. The efficient management of our operations depends upon our ability to protect our Cyber Environment against damage from theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from Cybersecurity Incidents. We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our Cyber Environment, intended to help us reduce the likelihood of any Cybersecurity Incident, and have developed a multi-discipline Cybersecurity Incident response plan designed to help ensure that our executives are accurately informed and manage, with the help of content experts, the discovery, investigation and auditing of, and recovery from any Cybersecurity Incidents that we become aware of. Despite these efforts, we can provide no assurance that these measures will successfully prevent all Cybersecurity Incidents or mitigate losses resulting from a Cybersecurity Incident. Cyberattacks are accelerating on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools—including artificial intelligence—

that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our Cyber Environment, confidential information or business.

We and our third-party vendors have experienced Cybersecurity Incidents and we expect such attacks and incidents to continue in varying degrees. We cannot provide assurances that future cyber incidents will not occur or that they will not materially adversely affect our business and financial performance.

Our international licensees have access to certain elements of our intellectual property within their Cyber Environment and may not have developed adequate processes to secure their Cyber Environments against a Cybersecurity Incident and may not maintain robust discovery, investigation, auditing or recovery protocols, or have the ability to promptly and effectively respond to a Cybersecurity Incident.

Any Cybersecurity Incident or adverse impact to the availability, integrity or confidentiality of our Cyber Environment (or information residing therein, including confidential information and personal information) could result in legal claims or proceedings (such as class actions and securities litigation), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers (which may become more likely due to new data breach notification laws including the new cybersecurity incident disclosure rules promulgated by the SEC), and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to a Cybersecurity Incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements or our inability to maintain a secure environment for customers’ and staff members’ personal data could result in legal liability, financial penalties, reputational harm and loss of customers, which could materially adversely affect our financial performance.

We and certain of our third-party vendors receive and maintain certain personal information about our customers, staff members, business partners and others. For example, we transmit confidential credit card information in connection with credit card transactions, we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans, and we collect information in relation to our Cheesecake Rewards® program. Our collection, storage, handling, use, disclosure, processing and security of personal information is regulated by complex and continually evolving (and at times conflicting) U.S. (federal, state and local) and foreign laws, regulations, and industry standards. Many of these laws, regulations and standards are subject to change and uncertain interpretation and could result in claims, investigations or enforcement actions, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

For instance, the California Consumer Privacy Act (“CCPA”) created individual privacy rights for California residents and increased the privacy related obligations of covered businesses handling personal information about California residents. Similar laws have been passed and taken effect in other states, and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States and creating a patchwork of overlapping but different state laws. Compliance with laws relating to privacy, security or the processing of personal information involve significant costs, increase our potential liability (including in the event we experience an unauthorized disclosure of or access to personal information), subject us to increased regulatory scrutiny and could result in us making changes to our data processing practices. Furthermore, the Federal Trade Commission (“FTC”) and many state Attorneys General continue to enforce federal and state consumer protection and privacy laws against companies for online collection, use, dissemination and security practices that appear to be unfair or deceptive. If we are found to have breached privacy, security or consumer protection laws, regulations or standards, we may be subject to enforcement actions that require us to change our business practices in a manner which could negatively impact our revenue, as well as expose ourselves to litigation (including class action litigation), fines, civil and/or criminal penalties and adverse publicity that could cause our customers to lose trust in us, negatively impacting our reputation, brand and business in a manner that harms our financial position.

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

If a Cybersecurity Incident were to occur involving loss of or unauthorized access to or dissemination of personal information, we may become liable under applicable law for damages (including statutory damages) and incur penalties and other costs to remedy such an incident. Depending on the facts and circumstances of such an incident, these damages, penalties and costs could be significant and may not be covered by insurance or could exceed our applicable insurance coverage limits. Such an event also could harm our reputation and result in litigation against us. Any of these results could materially adversely affect our financial performance. (See the risk factor titled “Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities, any of which could materially adversely affect our financial performance”).

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

In addition, we utilize a third-party security operations center (“SOC”) provider to monitor and analyze internal network traffic for potential malicious content. However, we can provide no assurance that our security measures will be successful in the event of an attempted or actual Cybersecurity Incident. Any material interruptions or failures in our payment related systems could have a material adverse effect on our business, results of operations and financial condition. If there are amendments to PCI DSS, the cost of compliance could increase and we may suffer loss of critical data and interruptions or delays in our operations as a result. Further, we may become subject to litigation or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, either of which could materially adversely affect our financial performance.

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

As of December 31, 2024, we had approximately $455.0 million in principal amount of consolidated indebtedness, including $345.0 million aggregate principal amount of convertible senior notes due 2026 (“Notes”). The indenture governing the Notes does not contain any meaningful restrictive covenants and does not prohibit us or our subsidiaries from incurring additional indebtedness in the future. Accordingly, we may incur a significant amount of additional indebtedness to meet future financing needs. The incurrence of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We may also conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved approximately 1.4 million shares of common stock for grant under our The Cheesecake Factory Incorporated Stock Incentive Plan as of December 31, 2024. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

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

During fiscal 2024, the price of our common stock fluctuated between $31.24 and $52.10 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

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

Our Board of Directors has authorized a share repurchase program of up to 61.0 million shares, of which approximately 3.9 million shares remained available for repurchase as of December 31, 2024. The share repurchase program does not have an expiration date, does not require the Company to purchase a specific number of shares and may be modified, suspended or terminated at any time, which may result in a decrease in the trading price of our common stock. The timing and total amount of share repurchases will depend upon market conditions and other factors and may be made from time to time in open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or otherwise. Future decisions to repurchase shares are at the discretion of the Board of Directors and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Fox Restaurant Concepts LLC acquisition agreement (the “FRC Acquisition”), our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under the Loan Agreement that limit share repurchases based on a defined ratio. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.) In addition, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on the trading price of our common stock, increase the volatility of the price of our common stock or reduce our available cash balance such that we will be required to seek financing to support our operations.

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

We design and assess our program generally based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). Although our program may not meet the technical requirements of the NIST CSF, we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. Additionally, as we accept credit cards as a form of payment, we consider the requirements of the Payment Card Industry Data Security Standards (“PCI DSS”) in relation to our program.

Our cybersecurity risk management program includes:

●	risk assessments designed to help identify material cybersecurity risks to our critical systems, information, and our broader enterprise information technology environment, including, by regularly scanning our environment for vulnerabilities, performing penetration testing and engaging third parties to assess the effectiveness of our technical cybersecurity practices;
●	a multi-disciplinary security team overseen by our Information Security Council, principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
●	the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, including, third-party network security reviews, scans, and audits, on at least an annual basis;
●	the use of a third-party Managed Security Service Provider (“MSSP”) that includes a 24x7 security operations center (“SOC”) that is designed to monitor and analyze suspected suspicious activity on our internal network and remediate or escalate activity as appropriate;
●	regular cybersecurity awareness training for employees with access to our information systems, incident response personnel, and senior management;
●	a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
●	a disaster recovery plan and controls designed to protect against business interruption, including by backing up our critical systems;
●	use of end-to-end encryption and tokenization technology, a public key infrastructure, designed to ensure that only trusted devices can access our enterprise information technology network, and Intrusion Detection and Intrusion Prevention (IDS/IPS) that scans data in transit to help detect and prevent the execution of harmful code; and
●	a third-party risk management process for service providers, suppliers, and vendors who have access to our information systems.

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

The Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on our cyber risk management program. Board of Directors members receive presentations on cybersecurity topics from our Chief Information Officer (“CIO”), internal security staff and/or external experts, as appropriate, as part of the Board of Directors’ continuing education.

Our management formed an interdepartmental Information Security Council (“ISC”), comprised of senior executives from multiple disciplines, including our CIO and Vice President of Infrastructure Services, to assess and manage our material risks from cybersecurity threats. The ISC has primary responsibility for our overall cybersecurity risk management program. Our CIO, Vice President of Infrastructure Services, and others within our Information Technology department supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO and Vice President of Infrastructure Services have a combined 50+ years of experience in information technology, with increasing oversight of cybersecurity responsibilities over the past 20+ years.

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

ITEM 2.         PROPERTIES

Our corporate support center and one of our bakery production facilities are located in Calabasas Hills, California. The corporate support center consists of an 88,000 square foot main facility and a 19,000 square foot training facility on an approximately five-acre parcel of land. The bakery production facility is a 60,000 square foot facility on an approximately three-acre parcel of land. Our second bakery facility located in Rocky Mount, North Carolina is a 100,000 square foot facility on an approximately 31-acre parcel of land. In October 2023, we announced plans for a third bakery production facility in Charlestown, Indiana. Our development and design department is in a 29,000 square foot facility on approximately one acre of land in Irvine, California. All of these properties are owned by the Company. FRC’s headquarters are located in Phoenix, Arizona in approximately 22,000 square feet of leased office space.

All of our Company-owned restaurants are located on leased properties, and we have no current plans to own the real estate underlying our restaurants. Below is a table showing the number of Company-owned restaurants by location as of December 31, 2024.

	The Cheesecake
Location	Factory	North Italia	Other FRC	Other	Total
Alabama	2	1	1	—	4
Arizona	6	5	27	8	46
California	38	8	4	2	52
Colorado	3	1	2	2	8
Connecticut	3	—	—	—	3
Delaware	1	—	—	—	1
District of Columbia	2	1	—	—	3
Florida	23	5	1	1	30
Georgia	5	2	2	3	12
Hawaii	2	—	—	—	2
Idaho	1	—	—	—	1
Illinois	6	—	1	—	7
Indiana	2	—	—	—	2
Iowa	1	—	—	—	1
Kansas	1	1	—	—	2
Kentucky	2	—	—	—	2
Louisiana	1	—	—	—	1
Maryland	6	—	—	1	7
Massachusetts	7	—	—	—	7
Michigan	2	—	—	—	2
Minnesota	2	—	—	—	2
Missouri	2	—	—	1	3
Nebraska	1	—	—	—	1
Nevada	5	2	—	4	11
New Jersey	10	—	—	1	11
New Mexico	1	—	—	—	1
New York	12	—	—	1	13
North Carolina	5	2	1	2	10
Oklahoma	2	—	—	1	3
Ohio	7	—	—	—	7
Oregon	2	—	—	—	2
Pennsylvania	6	1	—	—	7
Puerto Rico	1	—	—	—	1
Rhode Island	1	—	—	—	1
South Carolina	1	—	—	—	1
Tennessee	5	2	4	—	11
Texas	19	9	5	14	47
Utah	3	—	—	1	4
Virginia	7	2	—	1	10
Washington	5	—	—	—	5
Wisconsin	3	—	—	—	3
Ontario, Canada	1	—	—	—	1
Total	215	42	48	43	348

ITEM 3.         LEGAL PROCEEDINGS

See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of legal proceedings.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol CAKE. There were approximately 1,450 holders of record of our common stock at February 11, 2025, and we estimate there were approximately 144,700 beneficial stockholders on that date.

On October 26, 2022, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 61.0 million shares. Under this authorization, we have cumulatively repurchased 57.1 million shares at a total cost of $1,829.7 million, excluding the excise tax, through December 31, 2024 with 11,838 shares repurchased at a cost of $0.5 million, excluding the excise tax, during the fourth quarter of fiscal 2024. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio.

The following table presents our purchases of our common stock during the fiscal quarter ended December 31, 2024 (in thousands, except per share data):

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	per Share(2)	Plans or Programs	Plans or Programs
October 2 — November 5, 2024	11	$41.46	—	3,941
November 6 — December 3, 2024	—	—	—	3,941
December 4 — December 31, 2024	—	—	—	3,941
Total	11		—
(1)	The total number of shares purchased includes 11,838 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.
(2)	The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

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

During the fiscal quarter ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
The Cheesecake Factory Incorporated	$100	$96	$102	$83	$91	$123
S&P 400 Midcap Index	$100	$112	$138	$118	$135	$151
NASDAQ US Benchmark TR Index (1)	$100	$121	$153	$123	$155	$193
S&P 600 Restaurants Index (2)	$100	$126	$121	$95	$113	$131
(1)	Underlying data provided by Nasdaq Global Indexes.
(2)	The S&P 600 Restaurants Index is a comprehensive restaurant industry index that includes casual dining, fast casual and quick-service constituents.

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

Shares Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K under Item 5 is incorporated by reference to the section entitled “Equity Compensation Plan Information” in our definitive proxy statement for the annual meeting of stockholders expected to be held on May 22, 2025 (the “Proxy Statement”).

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2024 and 2023 each consisted of 52 weeks, while fiscal year 2022 consisted of 53 weeks. Fiscal year 2025 will consist of 52 weeks. The following MD&A includes a discussion comparing our results in fiscal 2024 to fiscal 2023. For a discussion comparing our results from fiscal 2023 to fiscal 2022, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended January 2, 2024, filed with the SEC on February 26, 2024.

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

In recent years, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Our commodity and wage inflationary environment began returning to more historical levels in fiscal 2024.

The impact of ongoing geopolitical and macroeconomic events could lead to further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior, and delays in new restaurant openings. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 352 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (215 locations), North Italia® (43 locations), Flower Child® (38 locations) and additional brands within our FRC portfolio (49 locations). Internationally, 34 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

Overview

Our strategy is driven by our commitment to customer satisfaction and is focused primarily on menu innovation, service and operational execution to differentiate ourselves from other restaurant concepts, and drive competitively strong performance that is sustainable. Financially, we are focused on prudently managing expenses at our restaurants, bakery facilities and corporate support center, and leveraging our size to make the best use of our purchasing power.

Investing in new Company-owned restaurant development is our top long-term capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets. We plan to continue expanding The Cheesecake Factory, North Italia and Flower Child concepts. In addition, our FRC subsidiary serves as an incubator, innovating new food, dining and hospitality experiences to create fresh, exciting concepts.

Our revenue growth is primarily driven by new restaurant openings and increases in comparable restaurant sales.

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check and maintaining customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional dining experience and (3) continuing to provide our customers with convenient options for off-premise dining. We are continuing our efforts on a number of initiatives, including menu innovation, increasing customer throughput in our restaurants, leveraging our gift card program, partnering with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities and improving the pick-up experience, augmenting our marketing programs, including our Cheesecake Rewards® program, enhancing our training programs and leveraging insights from our customer satisfaction measurement platform.

Average check variations are driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory menus twice a year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that supports both our margin and customer traffic objectives. Prior to fiscal 2022, we targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. In fiscal years 2023 and 2024, we implemented price increases above our historical levels, to help offset significant inflationary cost pressures. We will continue to take the cost and inflationary environment into consideration when implementing future pricing decisions. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative (“G&A”) expenses and preopening expenses. Our objective is to drive margin expansion, by leveraging incremental sales to increase restaurant-level margins at The Cheesecake Factory concept, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense over time, and optimizing our restaurant portfolio.

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

Results of Operations

The following table presents, for the periods indicated, information from our consolidated statements of income expressed as percentages of revenues.

	2024	2023
Revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs	22.5	23.4
Labor expenses	35.3	35.7
Other operating costs and expenses	26.7	26.8
General and administrative expenses	6.4	6.3
Depreciation and amortization expenses	2.8	2.7
Impairment of assets and lease termination expenses	0.4	0.9
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	0.3
Preopening costs	0.8	0.7
Total costs and expenses	95.0	96.8

Income from operations	5.0	3.2
Interest expense, net	(0.3)	(0.3)
Other income, net	0.1	0.0
Income before income taxes	4.8	2.9
Income tax provision/(benefit)	0.4	(0.0)
Net income	4.4%	2.9%

Fiscal 2024 Compared to Fiscal 2023

Revenues

Revenues increased 4.1% to $3,581.7 million for fiscal 2024 compared to $3,439.5 million for fiscal 2023, primarily due to additional revenue related to new restaurant openings and an increase in comparable restaurant sales.

The Cheesecake Factory sales increased 2.6% to $2,661.6 million for fiscal 2024 compared to $2,595.1 million for fiscal 2023. The Cheesecake Factory average sales per restaurant operating week increased 0.7% to $237,349 in fiscal 2024 from $235,701 in fiscal 2023. Total operating weeks at The Cheesecake Factory restaurants increased 1.9% to 11,214 in fiscal 2024 compared to 11,010 in the comparable prior year period. The Cheesecake Factory comparable sales increased by 1.0%, or $25.9 million, from fiscal 2023. The increase from fiscal 2023 was primarily driven by an increase in average check of 1.7% (based on an increase of 4.7% in menu pricing, partially offset by a 3.0% negative change from menu mix), partially offset by decreased customer traffic of 0.7%. We implemented effective menu price increases of approximately 2.5% and 2.0% in the first and third quarters of fiscal 2024, respectively. We are in the process of implementing an approximate 2.4% price increase in the first quarter of fiscal 2025. Sales through the off-premise channel comprised approximately 21% of our restaurant sales during fiscal 2024 as compared to 22% in fiscal 2023. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most of these orders are for more than one customer.

North Italia sales increased 15.7% to $299.6 million for fiscal 2024 compared to $258.9 million for fiscal 2023. North Italia average sales per restaurant operating week decreased 1.0% to $148,231 in fiscal 2024 from $149,727 in fiscal 2023. Average sales per restaurant operating week are impacted by the acceleration of new restaurant openings that have not matured. Total operating weeks at North Italia increased 16.9% to 2,021 in fiscal 2024 compared to 1,729 in the prior year. North Italia comparable sales increased approximately 2% from fiscal 2023. The increase from fiscal 2023 was primarily driven by an increase in average check of approximately 3% (based on an increase of 6% in menu pricing, partially offset by a 3% negative impact from mix), partially offset by decreased customer traffic of 1%. We implemented effective menu price increases of approximately 2.2% and 2.3% in the second and fourth quarters of fiscal 2024, respectively.

Flower Child sales increased 13.7% to $145.0 million for fiscal 2024 compared to $127.5 million for fiscal 2023. Flower Child sales per restaurant operating week increased 5.8% to $84,351 in fiscal 2024 from $79,714 in fiscal 2023. Total operating weeks at Flower Child increased 7.5% to 1,719 in fiscal 2024 compared to 1,599 in the prior year. Flower Child comparable sales increased approximately 6% from fiscal 2023. The increase from fiscal 2023 includes an increase of 2% in menu pricing.

Other FRC sales increased 13.7% to $300.0 million for the fiscal 2024 compared to $263.9 million for fiscal 2023. Other FRC average sales per restaurant operating week decreased 4.3% to $132,495 in fiscal 2024 from $138,469 in fiscal 2023. Average sales per restaurant operating week are impacted by new restaurant openings as well as the concept mix. Total operating weeks at Other FRC increased 18.8% to 2,264 in fiscal 2024 compared to 1,906 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. At December 31, 2024, there were eight The Cheesecake Factory restaurants and nine North Italia restaurants not yet in the comparable sales bases. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party bakery customers. As a percentage of revenues, food and beverage costs were 22.5% for fiscal 2024 compared to 23.4% for fiscal 2023, due primarily to menu price increases in excess of inflation across most categories (0.5%) and a shift in sales mix (0.2%).

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

For new restaurants, food and beverage costs are typically higher for a period of time after opening until our management team becomes more accustomed to predicting and managing the sales volumes at these restaurants.

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 35.3% and 35.7% in fiscal 2024 and fiscal 2023, respectively. This decrease was primarily due to menu price increases in excess of wage rate inflation (0.6%), partially offset by higher management salaries due to improved staffing levels (0.2%).

For new restaurants, labor expenses are typically higher for a period of time after opening while our management team becomes more accustomed to predicting and managing the sales volumes at the new restaurants.

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, incentive compensation, and bakery production overhead. As a percentage of revenues, other operating costs and expenses were 26.7% and 26.8% in fiscal 2024 and fiscal 2023, respectively.

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.4% and 6.3% for fiscal 2024 and fiscal 2023, respectively.

Impairment of Assets and Lease Termination Expenses

During fiscal 2024, we recorded impairment of assets and lease terminations expense of $13.6 million primarily related to impairment of long-lived assets for one The Cheesecake Factory (previously partially impaired) and six Other FRC locations (one previously partially impaired), partially offset by lease termination income, net for four The Cheesecake Factory restaurants (including two relocations), one Grand Lux Cafe location, one Flower Child location, one Social Monk location and one Other FRC location (that closed in early fiscal 2025).

During fiscal 2023, we recorded impairment of assets and lease termination expenses of $29.5 million primarily related to the impairment of long-lived assets for three The Cheesecake Factory (one previously partially impaired), one North Italia (previously partially impaired), one Other FRC and two Grand Lux Cafe lease terminations.

See Notes 1 and 6 of Notes to Consolidated Financial Statements in Part 1V, Item 15 of this report for further discussion of our long-lived and intangible assets.

Acquisition-Related Contingent Consideration, Compensation and Amortization Expense

We recorded $2.4 million and $11.7 million of expense during fiscal 2024 and 2023, respectively, of acquisition-related contingent consideration, compensation and amortization. In fiscal 2024, we recorded $4.3 million of amortization, partially offset by a $1.9 million decrease in the fair value of the contingent consideration and compensation liability primarily stemming from a change in the volatility factors, as well as a decrease in fiscal 2025 revenues and estimated future revenues utilized in the calculation. In fiscal 2023, there was a $7.3 million increase in the fair value primarily stemming from a change in the volatility factors, as well as an increase in fiscal 2023 revenues and estimated future revenues utilized in the calculation and $4.4 million of amortization.

Preopening Costs

Preopening costs were $27.5 million for fiscal 2024 compared to $25.4 million for fiscal 2023. We opened 23 restaurants in fiscal 2024 comprised of three The Cheesecake Factory (including two relocations), six North Italia, eight Other FRC, and six Flower Child locations compared to 16 restaurants in fiscal 2023 comprised of six The Cheesecake Factory, three North Italia, six Other FRC, and one Flower Child location. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Income Tax Provision/(Benefit)

In fiscal 2024, we had an income tax provision of $14.3 million, an effective tax rate of 8.3%, compared to an income tax benefit of $1.3 million, an effective tax rate of (1.3%) in fiscal 2023. The increase was primarily due to leverage on higher income before taxes, predominantly related to employment credits, (11.3%) and a larger amount of non-deductible executive compensation (0.5%). These factors were offset by a larger reduction to our reserve for uncertain tax positions (0.7%) and a higher amount of employment tax credits (1.5%). (See Note 17 of Notes to Consolidated Financial Statement in Part IV, Item 15 of this report for further discussion of income taxes.)

Non-GAAP Measures

Adjusted net income, adjusted diluted net income per share and adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly-titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net income, diluted net income per common share and EBITDA the impact of items we do not consider indicative of our ongoing operations. Additionally, EBITDA and adjusted EBITDA exclude the impact of certain non-cash transactions. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income and diluted net income per common share to the corresponding adjusted measures (in thousands, except per share data):

	2024	2023

Net income	$156,783	$101,351
Impairment of assets and lease termination expenses	13,647	29,464
Acquisition-related contingent consideration, compensation and amortization expenses	2,429	11,686
Tax effect of adjustments (1)	(4,180)	(10,699)
Adjusted net income	$168,679	$131,802

Diluted net income per common share	$3.20	$2.07
Impairment of assets and lease termination expenses	0.28	0.61
Acquisition-related contingent consideration, compensation and amortization expenses	0.05	0.24
Tax effect of adjustments (1)	(0.09)	(0.22)
Adjusted diluted net income per common share (2)	$3.44	$2.69
(1)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(2)	Adjusted net income per share may not add due to rounding.

Following is a reconciliation from net income to EBITDA and adjusted EBITDA measures (in thousands):

	2024	2023

Net income	$156,783	$101,351
Depreciation and amortization expenses	101,450	93,136
Interest expense, net	10,107	10,160
Income tax provision/(benefit)	14,264	(1,337)
EBITDA	$282,604	$203,310
Impairment of assets and lease termination expenses	13,647	29,464
Acquisition-related contingent consideration, compensation and amortization expenses	2,429	11,686
Stock-based compensation (1)	29,962	25,781
Adjusted EBITDA	$328,642	$270,241
(1)	See Note 15 of Notes to Consolidated Financial Statement in Part IV, Item 15 of this report for further discussion of stock-based compensation.

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

During fiscal 2024, our cash and cash equivalents increased by $27.9 million to $84.2 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2024	2023

Cash provided by operating activities	$268.3	$218.4
Additions to property and equipment	(160.4)	(151.6)
Acquisition-related deferred consideration and compensation	—	(24.2)
Borrowings on credit facility	—	15.0
Repayments on credit facility	(20.0)	(15.0)
Proceeds from exercise of stock options	12.5	—
Common stock dividends paid	(53.0)	(53.2)
Treasury stock purchases, inclusive of excise tax	(18.2)	(46.1)

Cash Provided by Operating Activities

Cash flows from operations increased by $49.9 million from fiscal 2023 primarily due to higher net income and a decrease in prepaid expenses due to a higher balance in fiscal 2023 related to the timing of January rent payments, partially offset by lower impairment of assets and lease termination expenses, a payment of deferred consideration and compensation related to the FRC acquisition in excess of acquisition-date fair value and an increase in inventory levels. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development as of each fiscal year-end, were $99.0 million and $98.4 million for fiscal 2024 and 2023, respectively. Capital expenditures also included $53.0 million and $47.8 million for our existing restaurants and $8.4 million and $5.4 million for bakery and corporate capacity and infrastructure investments in fiscal 2024 and 2023, respectively.

We opened 23 restaurants in fiscal 2024 comprised of three The Cheesecake Factory, six North Italia, eight Other FRC and six Flower Child locations compared to 16 restaurants in fiscal 2023 comprised of six The Cheesecake Factory, three North Italia, six Other FRC and one Flower Child location. We expect to open as many as 25 new restaurants in fiscal 2025 across our portfolio of concepts, with approximately half of the openings occurring in the first half of fiscal 2025. We anticipate approximately $190 million to $210 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. This estimate includes new restaurant construction expenses, some of which may be classified as operating lease assets instead of additions to property and equipment in the statement of cash flows.

Acquisition-Related Deferred Consideration and Compensation

During fiscal 2023, we made payments of $11.3 million for deferred consideration related to the FRC acquisition. During fiscal 2023, we also made payments of $13.0 million for deferred consideration and contingent consideration and compensation related to the FRC acquisition. During fiscal 2024, we made payments of $6.5 million for contingent consideration and compensation related to the FRC acquisition that was included in cash provided by operating activities.

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes. At December 31, 2024, the conversion rate for the Notes was 13.8741 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $72.08 per share of common stock. In connection with the cash dividend that was declared by our Board on February 13, 2025, on March 5, 2025 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of the Notes.)

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. In the fourth quarter of fiscal 2023, we borrowed and then repaid $15.0 million on the Revolver Facility. In the fourth quarter of fiscal 2024, we repaid $20.0 million on the Revolver Facility. As of December 31, 2024, we had net availability for borrowings of $256.5 million, based on a $110.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to financial covenants, as well as to customary events of default that, if triggered, could result in acceleration of the maturity of the Revolver Facility. Subject to certain exceptions, the Revolver Facility also limits distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. At December 31, 2024, we were in compliance with all covenants in effect at that date. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

Common Stock Dividends

Common stock dividends of $53.0 million and $53.2 million were paid in fiscal 2024 and 2023, respectively. As further discussed in Note 19 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report, in February 2025, our Board declared a quarterly dividend to be paid in March 2025. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

On October 26, 2022, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 61.0 million shares. Under this authorization, we have cumulatively repurchased 57.1 million shares at a total cost of $1,829.7 million, excluding excise tax through December 31, 2024. We repurchased 0.5 million shares at a cost of $18.0 million, excluding excise tax, during fiscal 2024 compared to 1.4 million shares at a cost of $46.1 million, excluding excise tax, during fiscal 2023.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our undiscounted contractual obligations and commercial commitments as of December 31, 2024 (amounts in millions):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1‑3 Years	4‑5 Years	5 Years
Contractual obligations
Recorded contractual obligations:
Operating leases liabilities (1)	$2,205.6	$161.1	$311.8	$309.3	$1,423.4
Long-term debt	455.0	—	455.0	—	—
Uncertain tax positions (2)	3.5	—	3.5	—	—
Unrecorded contractual obligations:
Purchase obligations (3)	147.8	121.1	25.0	1.7	—
Real estate obligations (4)	315.4	69.6	31.6	18.2	196.0
Total	$3,127.3	$351.8	$826.9	$329.2	$1,619.4

Other commercial commitments
Standby letters of credit	$33.5	$33.5	$—	$—	$—
(1)	Includes $921.4 million related to options to extend lease terms that are reasonably certain of being exercised. (See Note 11 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of leases.)
(2)	Represents liability for uncertain tax positions. (See Note 17 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)
(3)	Includes obligations for inventory purchases, equipment purchases, information technology and other miscellaneous commitments. Amounts exclude agreements that are cancelable without significant penalty.
(4)	Real estate obligations include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced. Amounts exclude agreements that are cancelable without significant penalty. Also includes the commitments associated with the third bakery production facility.

The FRC acquisition agreement also included a contingent consideration provision which is payable annually from 2022 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child. The liability for this contingent consideration provision was $20.2 million at December 31, 2024. See Note 2 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of the fair value measurement for this liability.

Cash Flow Outlook

We believe that our cash and cash equivalents, combined with expected cash flows provided by operations and available borrowings under the Revolver Facility, will provide us with adequate liquidity for the next 12 months and the foreseeable future.

As of December 31, 2024, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

Contingent Consideration and Compensation Liability

The FRC acquisition agreement included a contingent consideration provision, a portion of which was considered part of the acquisition consideration and the remainder of which was considered future compensation expense. This contingent consideration and compensation is payable annually from 2022 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child. The fair value of the contingent consideration and compensation liability is determined utilizing a Monte Carlo model based on estimated future revenues, margins, volatility factors and discount rates, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model was $0 to $142.4 million at December 31, 2024 and $2.6 million to $235.4 million at January 2, 2024. During fiscal 2024, the fair value of the contingent consideration and compensation liability decreased by $5.3 million to $20.2 million due to a payment of $6.5 million per the FRC acquisition agreement and a $1.9 million decrease in the fair value primarily stemming from a change in the volatility factors, as well as a decrease in fiscal 2025 revenues and estimated future revenues utilized in the calculation, partially offset by $3.1 million of amortization. The fair value of the contingent consideration and compensation liability is highly subjective, and results could change materially if different estimates and assumptions were used.

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

We did not record any impairment charges related to indefinite-lived intangible assets in fiscal 2024, 2023 or 2022. (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of impairment testing.)

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

In fiscal 2024, we recorded impairment of assets and lease termination expenses of $13.6 million primarily related to impairment of long-lived assets for one The Cheesecake Factory (previously partially impaired) and six Other FRC locations (one previously partially impaired) and lease termination income, net for four The Cheesecake Factory restaurants, one Grand Lux Cafe location, one Flower Child location, one Social Monk location and one Other FRC location (that closed in early fiscal 2025). In fiscal 2023, we recorded $29.5 million of expense primarily related to the impairment of three The Cheesecake Factory (one previously impaired), one North Italia (previously impaired), one Other FRC and two Grand Lux Cafe lease terminations. In fiscal 2022, we recorded $31.4 million of expense primarily related to the impairment of three The Cheesecake Factory, one Other FRC and three Grand Lux Cafe locations. (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion related to long-lived asset impairment.)

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

The cost of products and services used in our operations is subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as geopolitical events, economic conditions or other unforeseen circumstances. Adverse weather and natural disasters may further exacerbate a number of these factors. In recent years, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Our commodity and wage inflationary environment began returning to more historical levels in fiscal 2024.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2025, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2024, we had no hedging contracts in place.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For fiscal 2024 and 2023, a hypothetical increase of 1% in food costs would have negatively impacted food and beverage costs by $8.1 million and $8.0 million, respectively. (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Loan Agreement that is indexed to market rates. Based on outstanding borrowings at December 31, 2024 and January 2, 2024, a hypothetical 1% rise in interest rates would have increased interest expense by $1.1 million and $1.3 million on an annual basis, respectively. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Non-Qualified Plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at December 31, 2024 and January 2, 2024, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $2.9 million and $2.4 million at December 31, 2024 and January 2, 2024, respectively.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

None.

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics which applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, who are the Company’s principal executive, financial and accounting officers, respectively, and the Company’s other executive officers and members of the Board of Directors, entitled “Code of Ethics for Executive Officers, Senior Financial Officers and Directors.” We have also adopted a code of ethics which applies to other employees entitled “Code of Ethics and Code of Business Conduct.” The codes of ethics are available on our corporate website at www.thecheesecakefactory.com in the “Governance” section of our “Investors” page. The contents of our website are not incorporated by reference into this report. We intend to satisfy disclosure requirements under Item 5.05 of Form 8 - K regarding an amendment to, or waiver from, a provision of the Code of Ethics for Executive Officers, Senior Financial Officers and Directors by posting such information on our website, at the address and location specified above, or as otherwise required by the Nasdaq Global Market. We have adopted a special trading policy and procedures (the “Trading Policy”) governing the purchases, sale and other dispositions of our securities that applies to our directors, officers and certain other designated persons, with certain provisions generally applicable to all staff members. We also follow procedures for the repurchase of our securities. We believe that our Trading Policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Trading Policy is filed as Exhibit 19.1 to this Form 10-K.

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

The consolidated financial statements required to be filed hereunder are listed in the Index to Consolidated Financial Statements on page 55 of this report.

2.   Financial statement schedules:

All schedules have been omitted because they are not applicable, not required or the information has been otherwise supplied in the financial statements or notes to the financial statements.

3.   Exhibits:

The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 86.

ITEM 16.         FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Cheesecake Factory Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cheesecake Factory Incorporated and subsidiaries (the Company) as of December 31, 2024 and January 2, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and January 2, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of long-lived assets for impairment

As discussed in Notes 1, 6, and 11 to the consolidated financial statements, the Company assesses the potential impairment of long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the asset or asset group may not be recoverable. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company’s property and equipment, net, and operating lease asset balances as of December 31, 2024 were $840.8 million and $1,400.4 million, respectively. Based upon the analyses performed, the Company recognized pre-tax impairment charges for long-lived assets of $13.6 million in fiscal year 2024.

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
Los Angeles, California
February 24, 2025

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,	January 2,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$84,176	$56,290
Accounts and other receivables	112,503	103,094
Income taxes receivable	17,417	20,670
Inventories	64,526	57,654
Prepaid expenses	54,691	63,090
Total current assets	333,313	300,798

Property and equipment, net	840,773	791,093

Other assets:
Intangible assets, net	251,789	251,727
Operating lease assets	1,400,351	1,302,150
Other	215,534	194,615
Total other assets	1,867,674	1,748,492

Total assets	$3,041,760	$2,840,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,092	$63,152
Gift card liabilities	226,810	222,915
Operating lease liabilities	157,138	134,905
Other accrued expenses	265,380	239,699
Total current liabilities	711,420	660,671

Long-term debt	452,062	470,047
Operating lease liabilities	1,299,020	1,254,955
Other noncurrent liabilities	135,803	136,648
Total liabilities	2,598,305	2,522,321
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 108,387,574 shares issued and 51,332,298 shares outstanding at December 31, 2024 and 107,195,287 shares issued and 50,652,129 shares outstanding at January 2, 2024	1,084	1,072
Additional paid-in capital	956,107	913,442
Retained earnings	1,317,828	1,216,239
Treasury stock inclusive of excise tax, 57,055,276 and 56,543,158 shares at cost at December 31, 2024 and January 2, 2024, respectively	(1,829,953)	(1,811,997)
Accumulated other comprehensive loss	(1,611)	(694)
Total stockholders’ equity	443,455	318,062

Total liabilities and stockholders’ equity	$3,041,760	$2,840,383

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2024	2023	2022

Revenues	$3,581,699	$3,439,503	$3,303,156
Costs and expenses:
Food and beverage costs	806,021	803,500	810,926
Labor expenses	1,264,382	1,227,895	1,211,951
Other operating costs and expenses	959,221	922,428	881,627
General and administrative expenses	228,737	217,449	205,753
Depreciation and amortization expenses	101,450	93,136	92,380
Impairment of assets and lease termination expenses	13,647	29,464	31,387
Acquisition-related contingent consideration, compensation and amortization expenses	2,429	11,686	13,368
Preopening costs	27,495	25,379	16,829
Total costs and expenses	3,403,382	3,330,937	3,264,221
Income from operations	178,317	108,566	38,935
Interest expense, net	(10,107)	(10,160)	(7,488)
Other income, net	2,837	1,608	1,445
Income before income taxes	171,047	100,014	32,892
Income tax provision/(benefit)	14,264	(1,337)	(10,231)
Net income	$156,783	$101,351	$43,123

Net income per common share:
Basic	$3.28	$2.10	$0.87
Diluted (Note 1)	$3.20	$2.07	$0.86

Weighted-average common shares outstanding:
Basic	47,789	48,324	49,815
Diluted	48,974	49,050	50,414

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year
	2024	2023	2022

Net income	$156,783	$101,351	$43,123
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	(917)	288	(695)
Other comprehensive (loss)/gain	(917)	288	(695)
Total comprehensive income	$155,866	$101,639	$42,428

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 28, 2021	105,366	$1,054	$862,758	$1,169,150	$(1,702,509)	$(287)	$330,166
Net income	—	—	—	43,123	—	—	43,123
Foreign currency translation adjustment	—	—	—	—	—	(695)	(695)
Cash dividends declared common stock, net of forfeitures, $0.81 per share	—	—	—	(42,195)	—	—	(42,195)
Stock-based compensation	788	8	24,644	—	—	—	24,652
Common stock issued under stock-based compensation plans	169	1	83	—	—	—	84
Treasury stock purchases	—	—	—	—	(63,132)	—	(63,132)
Balance, January 3, 2023	106,323	1,063	887,485	1,170,078	(1,765,641)	(982)	292,003
Net income	—	—	—	101,351	—	—	101,351
Foreign currency translation adjustment	—	—	—	—	—	288	288
Cash dividends declared common stock, net of forfeitures, $1.08 per share	—	—	—	(55,190)	—	—	(55,190)
Stock-based compensation	872	9	25,957	—	—	—	25,966
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(46,356)	—	(46,356)
Balance, January 2, 2024	107,195	1,072	913,442	1,216,239	(1,811,997)	(694)	318,062
Net income	—	—	—	156,783	—	—	156,783
Foreign currency translation adjustment	—	—	—	—	—	(917)	(917)
Cash dividends declared common stock, net of forfeitures, $1.08 per share	—	—	—	(55,194)	—	—	(55,194)
Stock-based compensation	885	9	30,193	—	—	—	30,202
Common stock issued under stock-based compensation plans	308	3	12,472	—	—	—	12,475
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(17,956)	—	(17,956)
Balance, December 31, 2024	108,388	$1,084	$956,107	$1,317,828	$(1,829,953)	$(1,611)	$443,455

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2024	2023	2022
Cash flows from operating activities:
Net income	$156,783	$101,351	$43,123

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	101,450	93,136	92,380
Impairment of assets and lease termination expenses	12,769	26,998	31,327
Deferred income taxes	(6,062)	(15,715)	(18,646)
Stock-based compensation	29,962	25,781	24,426
Payment of deferred consideration and compensation in excess of acquisition-date fair value	(6,506)	—	—
Changes in assets and liabilities:
Accounts and other receivables	(1,719)	(98)	(12,266)
Income taxes receivable/payable	3,253	852	14,651
Inventories	(6,883)	(2,092)	(12,725)
Prepaid expenses	8,347	(14,694)	(11,960)
Operating lease assets/liabilities	(32,303)	(27,113)	(18,404)
Other assets	(13,995)	(14,504)	13,739
Accounts payable	(1,827)	3,971	17,586
Gift card liabilities	3,904	3,104	8,634
Other accrued expenses	21,152	37,424	(9,939)
Cash provided by operating activities	268,325	218,401	161,926

Cash flows from investing activities:
Additions to property and equipment	(160,364)	(151,565)	(112,464)
Additions to intangible assets	(1,054)	(1,658)	(680)
Other	321	(274)	329
Cash used in investing activities	(161,097)	(153,497)	(112,815)

Cash flows from financing activities:
Acquisition-related deferred consideration and compensation	—	(24,243)	(18,316)
Borrowings on credit facility	—	15,000	130,000
Repayments on credit facility	(20,000)	(15,000)	(130,000)
Proceeds from exercise of stock options	12,475	—	84
Common stock dividends paid	(53,041)	(53,207)	(42,272)
Treasury stock purchases, inclusive of excise tax	(18,228)	(46,085)	(63,132)
Cash used in financing activities	(78,794)	(123,535)	(123,636)
Foreign currency translation adjustment	(548)	144	(325)
Net change in cash and cash equivalents	27,886	(58,487)	(74,850)
Cash and cash equivalents at beginning of period	56,290	114,777	189,627
Cash and cash equivalents at end of period	$84,176	$56,290	$114,777

Supplemental disclosures:
Interest paid	$12,891	$9,764	$7,233
Income taxes paid	$19,119	$14,473	$14,688
Construction payable	$24,252	$16,815	$9,346

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 352 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (215 locations), North Italia® (43 locations), Flower Child® (38 locations) and a collection within our Fox Restaurant Concepts (“Other FRC”) portfolio (49 locations). Internationally, 34 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2024 and 2023 each consisted of 52 weeks. Fiscal year 2022 consisted of 53 weeks. Fiscal year 2025 will consist of 52 weeks.

In fiscal year 2024, we separately disclosed interest expense, net and other income, net on the consolidated statement of income. Corresponding prior year balances were reclassified to conform to the current year presentation.

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

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

In recent years, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Our commodity and wage inflationary environment began returning to more historical levels in fiscal 2024.

The impact of ongoing geopolitical and macroeconomic events could lead to further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior, and delays in new restaurant openings. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $30.4 million and $21.0 million at December 31, 2024 and January 2, 2024, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in other accrued expenses on our consolidated balance sheet.

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

In fiscal 2024, we recorded $13.6 million of expense primarily related to the impairment of long-lived assets for one The Cheesecake Factory (previously partially impaired) and six Other FRC locations (one previously partially impaired) and lease termination income, net for four The Cheesecake Factory restaurants, one Grand Lux Cafe location, one Flower Child location, one Social Monk location and one Other FRC location (that closed in early fiscal 2025). In fiscal 2023, we recorded $29.5 million of expense primarily related to the impairment of long-lived assets for three The Cheesecake Factory (one previously impaired), one North Italia (previously impaired), one Other FRC and two Grand Lux Cafe lease terminations. In fiscal 2022, we recorded $31.4 million of expense primarily related to the impairment of long-lived assets for three The Cheesecake Factory, one Other FRC and three Grand Lux Cafe locations. These amounts are recorded in impairment of assets and lease terminations on the consolidated statements of income.

Intangible Assets

The following table presents components of intangible assets, net (in thousands):

	Fiscal year ended
	December 31, 2024	January 2, 2024
Indefinite-lived intangible assets:
Goodwill	$1,451	$1,451
Trade names and trademarks	234,566	234,341
Transferable alcoholic beverage licenses	8,140	7,923
Total indefinite-lived intangible assets	244,157	243,715
Definite-lived intangible assets, net:
Licensing agreements	4,111	4,602
Non-transferable alcoholic beverage licenses	3,521	3,410
Total definite-lived intangible assets	7,632	8,012
Total intangible assets, net	$251,789	$251,727

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

We performed our annual impairment assessment of indefinite-lived intangible assets as of the first day of the fourth quarters of fiscal 2024, 2023 and 2022 and concluded there was no impairment.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows. If impaired, the asset or asset group is written down to fair value based on discounted future cash flows. We performed our annual impairment assessment of definite-lived intangible assets as of the first day of the fourth quarters of fiscal 2024, 2023 and 2022. We concluded there was no impairment for fiscal 2024, fiscal 2023 and 2022. Amortization expenses related to our definite-lived intangible assets were $0.7 million, $0.8 million and $0.7 million for fiscal 2024, 2023 and 2022, respectively. Definite-lived intangible assets will be amortized over two to 51 years.

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

Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from bakery sales are recognized upon transfer of title and risk to customers. Royalty revenues are recognized in the period the related sales occur, utilizing the sale-based royalty exception available under current accounting guidance. Our consumer packaged goods minimum guarantees do not require distinct performance obligations. Therefore, related revenue is recognized on a straight-line basis over the life of the applicable agreements, ranging from three to six years. As our development and site fee agreements do not contain distinct performance obligations, related revenue is recognized on a straight-line basis over the life of the applicable agreements, ranging from one to 26 years. Deferred and recognized revenue for new minimum guarantees for consumer packaged goods and for new site and development agreements were immaterial in all periods presented.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income. We recognized $7.3 million, $7.3 million and $7.0 million of gift card breakage in fiscal years 2024, 2023 and 2022, respectively. Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue.

Certain of our promotional programs include multiple element arrangements that incorporate various performance obligations. We allocate revenue using the relative selling price of each performance obligation considering the likelihood of redemption and recognize revenue upon satisfaction of each performance obligation. During fiscal 2024, we deferred and recognized previously deferred revenue of $31.3 million and $27.3 million, respectively, related to promotional programs. During fiscal 2023, we deferred and recognized previously deferred revenue of $27.5 million and $23.3 million, respectively, related to promotional programs. During fiscal 2022, we deferred and recognized previously deferred revenue of $27.3 million and $23.6 million, respectively, related to promotional programs.

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

Advertising Costs

We expense advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $36.5 million, $34.7 million and $24.0 million in fiscal 2024, 2023 and 2022, respectively. The increase in fiscal 2023 is primarily due to the launch of our Cheesecake Rewards® program.

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

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At December 31, 2024, January 2, 2024 and January 3, 2023, 3.2 million shares, 2.9 million shares and 2.5 million shares, respectively, of restricted stock and restricted stock units issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates.

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

	Fiscal Year
	2024	2023	2022

	(In thousands, except per share data)

Net income	$156,783	$101,351	$43,123

Basic weighted average shares outstanding	47,789	48,324	49,815
Dilutive effect of equity awards (1)	1,185	726	599

Diluted weighted average shares outstanding	48,974	49,050	50,414

Basic net income per share	$3.28	$2.10	$0.87

Diluted net income per share	$3.20	$2.07	$0.86
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 2.2 million, 2.9 million and 3.3 million for fiscal 2024, 2023 and 2022, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the Notes were included in the diluted calculation due to their anti-dilutive effect.

Comprehensive Income

Comprehensive income includes all changes in equity during a period except those resulting from investment by and distribution to owners. Our comprehensive income consists of net income and translation gains/(losses) related to our Canadian restaurant operations.

Foreign Currency

The Canadian dollar is the functional currency for our Canadian restaurant operations. Revenue and expense accounts are translated into U.S. dollars using the average exchange rates during the reporting period. Assets and liabilities are translated using the exchange rates in effect at the reporting period end date. Equity accounts are translated at historical rates, except for the change in retained earnings which is the result of the income statement translation process. Translation gains and losses are reported as a separate component in our consolidated statements of comprehensive income and would only be realized upon the sale or upon complete or substantially complete liquidation of the business. Gains and losses from foreign currency transactions are recognized in our consolidated statements of income in other income, net.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendment is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment should be applied retrospectively to all prior periods presented in the financial statements. We adopted this standard as of the end of fiscal 2024 and such adoption did not have a significant impact on our disclosures.

Recently Issued Accounting Standards

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires more detailed disclosures of certain categories of expenses such as inventory purchases, employee compensation and depreciation that are components of existing expense captions presented on the face of the income statement. The amendment is effective for fiscal years beginning after December 15, 2026. Early adoption is permitted. The amendment should be applied prospectively. However, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt- Debt with Conversion and Other Options (Topic 470): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The amendments in this update also clarify that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendment is effective for fiscal years beginning after December 15, 2025. Early adoption is permitted. The amendment should be applied prospectively. However, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our consolidated financial statements.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$108,093	$—	$—
Non-qualified deferred compensation liabilities	(108,166)	—	—
Acquisition-related contingent consideration and compensation liability	—	—	(20,155)

	January 2, 2024
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$94,136	$—	$—
Non-qualified deferred compensation liabilities	(93,979)	—	—
Acquisition-related contingent consideration and compensation liability	—	—	(25,495)

Changes in the fair value of non-qualified deferred compensation assets and liabilities are recognized in other expense, net in our consolidated statements of income. Changes in the fair value of the acquisition-related contingent consideration and compensation liability are recognized in acquisition-related contingent consideration, compensation and amortization expenses in our consolidated statements of income.

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liability categorized as Level 3 (in thousands):

	Fiscal year ended
	December 31, 2024	January 2, 2024

Beginning balance	$25,495	$28,565
Payment	(6,506)	(12,994)
Change in fair value	1,166	9,924
Ending balance	$20,155	$25,495

The fair value of the acquisition-related contingent consideration and compensation liability was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liability was $0.0 million to $142.4 million at December 31, 2024 and $2.6 million to $235.4 million at January 2, 2024. Results could change materially if different estimates and assumptions were used. During fiscal 2024, the fair value of the contingent consideration and compensation liability decreased by $5.3 million due to a payment of $6.5 million per the FRC acquisition agreement and a $1.9 million decrease in the fair value primarily stemming from a change in the volatility factors, as well as a decrease in fiscal 2025 revenues and estimated future revenues utilized in the calculation, partially offset by $3.1 million of amortization. During fiscal 2023, the fair value of the contingent consideration and compensation liability decreased by $3.1 million due to a payment of $13.0 million per the FRC acquisition agreement, partially offset by $9.9 million increase in the fair value primarily stemming from a change in the volatility factors, as well as an increase in fiscal 2023 revenues and estimated future revenues utilized in the calculation and amortization.

The fair values of our cash and cash equivalents, accounts receivable, income taxes receivable, other receivables, prepaid expenses, accounts payable, income taxes payable and other accrued expenses approximate their carrying amounts due to their short duration. The fair value of our Revolver Facility (as defined below) approximates carrying value due to the variable interest rate.

At both December 31, 2024 and January 2, 2024, we had $345.0 million aggregate principal amount of Notes outstanding. The estimated fair value of the Notes based on a market approach as of December 31, 2024 and January 2, 2024 was approximately $339.5 million and $298.8 million, respectively, and determined based on the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the reporting period. The increase in the fair value of the Notes was primarily due to an increase in our stock price. See Note 10 for further discussion of the Notes.

3.    Accounts and Other Receivables

Accounts and other receivables consisted of (in thousands):

	Fiscal year ended
	December 31, 2024	January 2, 2024

Gift card distributors	$34,767	$35,777
Landlord construction contributions	21,229	12,650
Bakery customers	14,711	13,863
Insurance providers	11,013	9,984
Delivery partner	7,702	7,154
Other	23,081	23,666
Total	$112,503	$103,094

4.    Inventories

Inventories consisted of (in thousands):

	Fiscal year ended
	December 31, 2024	January 2, 2024

Restaurant food and supplies	$35,141	$32,283
Bakery finished goods and work in progress (1)	20,210	16,230
Bakery raw materials and supplies	9,175	9,141
Total	$64,526	$57,654
(1)	The increase in bakery finished goods and work in progress inventory is primarily driven by a build-up of weeks on hand to improve our supply resiliency.

5.    Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	Fiscal year ended
	December 31, 2024	January 2, 2024

Gift card contract assets	$18,447	$19,111
Prepaid rent	21,050	24,438
Other	15,194	19,541
Total	$54,691	$63,090

6.    Property and Equipment

Property and equipment consisted of (in thousands):

	Fiscal year ended
	December 31, 2024	January 2, 2024

Land and related improvements	$17,303	$15,852
Buildings	44,532	44,179
Leasehold improvements	1,330,910	1,291,153
Furnishings, fixtures and equipment	658,064	625,931
Computer software and equipment	55,667	57,952
Restaurant smallwares	39,888	38,234
Construction in progress	75,429	58,067

Property and equipment, total	2,221,793	2,131,368
Less: Accumulated depreciation	(1,381,020)	(1,340,275)
Property and equipment, net	$840,773	$791,093

Depreciation expenses related to property and equipment for fiscal 2024, 2023 and 2022 were $100.8 million, $92.9 million and $92.1 million, respectively. Repair and maintenance expenses for fiscal 2024, 2023 and 2022 were $103.8 million, $99.5 million and $89.1 million, respectively and are recorded in other operating costs and expenses. Net expense/(income) for property and equipment disposals was $0.4 million, ($0.4) million and $1.6 million, in fiscal 2024, 2023 and 2022, respectively.

7.    Other Assets

Other assets consisted of (in thousands):

	Fiscal year ended
	December 31, 2024	January 2, 2024

Non-qualified deferred compensation assets (1)	$108,093	$94,136
Deferred income taxes(2)	97,850	91,944
Other	9,591	8,535
Total	$215,534	$194,615
(1)	See Note 16 for further discussion of our non-qualified deferred compensation assets.
(2)	See Note 17 for further discussion of our income taxes.

8.    Gift Cards

The following tables present information related to gift cards (in thousands):

	Fiscal year ended
	December 31, 2024	January 2, 2024
Gift card liabilities:
Beginning balance	$222,915	$219,808
Activations	151,047	140,647
Redemptions and breakage	(147,152)	(137,540)
Ending balance	$226,810	$222,915

	Fiscal year ended
	December 31, 2024	January 2, 2024
Gift card contract assets: (1)
Beginning balance	$19,111	$19,886
Deferrals	14,549	14,957
Amortization	(15,213)	(15,732)
Ending balance	$18,447	$19,111
(1)	Included in prepaid expenses on the consolidated balance sheets.

9.    Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	Fiscal year ended
	December 31, 2024	January 2, 2024

Self-insurance	$73,562	$71,546
Salaries and wages	54,435	51,040
Staff member benefits	29,699	28,951
Payroll and sales taxes	22,418	20,365
Rent	23,176	18,973
Other (1)	62,090	48,824
Total	$265,380	$239,699
(1)	The increase in other was primarily due to the increase in the current portion of the acquisition-related contingent consideration and compensation liability. See Note 2 for further discussion of the fair value measurement.

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

On October 6, 2022, we repaid the outstanding balance under the then-existing credit agreement and borrowed the same amount on the Revolver Facility. In November 2023, we borrowed $15.0 million on the Revolver Facility and repaid it in December 2023. As of January 2, 2024, we had net availability for borrowings of $236.5 million, based on a $130.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility. In the fourth quarter of fiscal 2024 we repaid $20.0 million on the Revolver Facility. As of December 31, 2024, we had net availability for borrowings of $256.5 million, based on a $110.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Amended Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90. The Amended Net Adjusted Leverage Ratio includes a rental expense multiplier of six as compared to eight in the prior credit agreement. At December 31, 2024, we were in compliance with all covenants in effect at that date.

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

Convertible Senior Notes

On June 15, 2021, we issued $345.0 million aggregate principal amount of Notes. The net proceeds from the sale of the Notes were approximately $334.9 million after deducting issuance costs related to the Notes.

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

The Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. At December 31, 2024, the conversion rate for the Notes was 13.8741 shares of common stock per $1,000 principal amount of the Notes, which represents a conversion price of approximately $72.08 per share of common stock. In connection with the cash dividend that was declared by our Board on February 13, 2025, on March 5, 2025 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the Notes in accordance with the terms.

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

As of December 31, 2024, the Notes had a gross principal balance of $345.0 million and a balance of $342.1 million, net of unamortized issuance costs of $2.9 million. The unamortized balance of issuance costs was recorded as a contra-liability and netted with long-term debt on our consolidated balance sheets. Total amortization expense was $2.0 million, $2.0 million and $2.0 million in fiscal 2024, fiscal 2023 and fiscal 2022, respectively and was included in interest expense, net in the consolidated statements of income. The effective interest rate for the Notes was 0.96% as of December 31, 2024.

11.    Leases

Components of lease expense were as follows (in thousands):

	Fiscal Year
	2024	2023	2022
Operating	$154,233	$145,774	$140,351
Variable	90,686	87,047	81,585
Short-term	158	142	116
Total	$245,077	$232,963	$222,052

Supplemental information related to leases (in thousands, except percentages):

	Fiscal Year
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$142,259	$145,836
Right-of-use assets obtained in exchange for new operating lease liabilities	169,831	114,373
Weighted-average remaining lease term — operating leases (in years)	14.7	14.9
Weighted-average discount rate — operating leases	5.6%	5.3%

As of December 31, 2024, the maturities of our operating lease liabilities were as follows (in thousands):

Fiscal year 2025	$161,116
Fiscal year 2026	158,269
Fiscal year 2027	153,588
Fiscal year 2028	162,434
Fiscal year 2029	146,854
Thereafter	1,423,386
Total future lease payments	2,205,647
Less: Interest	(749,489)
Present value of lease liabilities	$1,456,158

Operating lease liabilities include $719.1 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $243.5 million of legally binding minimum lease payments for leases signed but not yet commenced.

12.   Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	Fiscal year ended
	December 31, 2024	January 2, 2024

Non-qualified deferred compensation liabilities (1)	$108,166	$93,979
Contingent consideration and compensation liability (2)	11,986	25,495
Other	15,651	17,174
Total	$135,803	$136,648
(1)	See Note 16 for further discussion of our non-qualified deferred compensation assets and liabilities.
(2)	See Note 2 for further discussion of the fair value measurement of this liability.

13.   Commitments and Contingencies

Purchase obligations, which include inventory purchases, equipment purchases, information technology and other miscellaneous commitments, were $147.8 million and $101.4 million at December 31, 2024 and January 2, 2024, respectively. These purchase obligations are primarily due within three years and recorded as liabilities when goods are received or services rendered.

Real estate obligations, which include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced, were $315.4 million and $414.8 million at December 31, 2024 and January 2, 2024, respectively.

The FRC acquisition agreement included a contingent consideration provision of which the remainder is payable annually from 2024 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child. The liability for this contingent consideration provision was $20.2 million at December 31, 2024. See Note 2 for discussion of the fair value measurement of this liability.

As credit guarantees to insurers, we had $33.5 million at both December 31, 2024 and January 2, 2024, in standby letters of credit related to our self-insurance liabilities. All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and other insurable risks. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date. The total accrued liability for our self-insured plans was $73.6 million and $71.5 million at December 31, 2024 and January 2, 2024, respectively.

On June 7, 2024, the Internal Revenue Service (“IRS”) issued its examination report for tax years 2015 through 2020 in which it proposed to disallow a portion of our depreciation deductions and Domestic Production Activity Deductions and to assess penalties. On August 12, 2024, we submitted Protest Memoranda indicating our disagreement with a majority of the findings in the examination report, and our case is now under the jurisdiction of the Appeals Division. We expect to hold an opening conference with Appeals in the second quarter of fiscal 2025. Based on the current status of this matter, we have reserved an immaterial amount.

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

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including in the event of a termination without cause, an acquirer failure to assume or continue equity awards following a change in control of the Company or, otherwise, in the event of death or disability as defined in those agreements. Aggregate payments totaling approximately $3.5 million, excluding accrued potential bonuses of $3.3 million, which are subject to approval by the Compensation Committee, would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of December 31, 2024. In addition, the employment agreement with our Chief Executive Officer specifies an annual founder’s retirement benefit of $650,000 for ten years, commencing six months after termination of his full-time employment.

14.   Stockholders’ Equity

Common Stock - Dividends and Share Repurchases

Our Board reinstated and declared a quarterly dividend in the second quarter of fiscal 2022 and has continued to pay quarterly dividends through fiscal 2024. Our Board declared dividends of $1.08 per common share in the aggregate during each fiscal 2024 and fiscal 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Note 10 for further discussion of our long-term debt.)

On October 26, 2022, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 61.0 million shares. Under this authorization, we have cumulatively repurchased 57.1 million shares at a total cost of $1,829.7 million, excluding excise tax, through December 31, 2024. During fiscal 2024, 2023 and 2022, we repurchased 0.5 million, 1.4 million and 2.0 million shares of our common stock at a cost of $18.0 million, $46.1 million and $63.1 million, excluding excise tax, respectively. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock.

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

On March 24, 2022, our Board approved an amendment to our The Cheesecake Factory Incorporated Stock Incentive Plan to increase the number of shares of common stock reserved for grant under the plan to 19.8 million shares from 17.5 million shares. This amendment was approved by our stockholders at our annual meeting held on May 23, 2022. Approximately 1.4 million of these shares were available for grant as of December 31, 2024.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Fiscal Year
	2024	2023	2022
Labor expenses	$11,208	$9,914	$9,590
Other operating costs and expenses	398	318	321
General and administrative expenses	18,356	15,549	14,515
Total stock-based compensation	29,962	25,781	24,426
Income tax benefit	7,487	6,437	6,026
Total stock-based compensation, net of taxes	$22,475	$19,344	$18,399

Capitalized stock-based compensation (1)	$240	$185	$226
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

The weighted-average fair value at the grant date for options issued during fiscal 2024 and fiscal 2023 were $12.45 and $15.76 per share, respectively. In fiscal 2024, the fair value of options issued was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions: (a) an expected option term of 6.9 years, (b) expected stock price volatility of 41.9%, (c) a risk-free interest rate of 4.3% and (d) a dividend yield on our stock of 3.1%. In fiscal 2023, the fair value of options issued was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions: (a) an expected option term of 6.7 years, (b) expected stock price volatility of 45.2%, (c) a risk-free interest rate of 4.0% and (d) a dividend yield on our stock of 2.7%. We did not issue any stock options during fiscal 2022.

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

Stock option activity during fiscal 2024 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	1,550	$45.75	3.8	$0
Granted	81	$34.91
Exercised	(308)	$40.53
Forfeited or cancelled	(156)	$50.26
Outstanding at end of year	1,167	$45.77	3.1	$4,163.6

Exercisable at end of year	927	$47.68	2.2	$1,995.5
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal year-end date.

The total intrinsic value of options exercised during fiscal 2024 and 2022 was $2.0 million and $4.9 million, respectively. There were no options exercised during fiscal 2023. As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested stock options was $1.3 million, which we expect to recognize over a weighted-average period of approximately 1.9 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2024 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at beginning of year	2,886	$40.28
Granted	1,017	$35.95
Vested	(532)	$46.60
Forfeited	(132)	$36.75
Outstanding at end of year	3,239	$38.02

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted-average fair value for restricted shares and restricted share units issued during fiscal 2024, 2023 and 2022 was $35.95, $37.73 and $36.84, respectively. The fair value of shares that vested during fiscal 2024, 2023 and 2022 was $24.8 million, $21.8 million and $18.5 million, respectively. As of December 31, 2024, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $58.6 million, which we expect to recognize over a weighted-average period of approximately 2.8 years.

16.   Employee Benefit Plans

We have defined contribution benefit plans in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plans”) that are open to our staff members who meet certain compensation and eligibility requirements. Participation in the 401(k) Plans is currently open to staff members from our restaurant concepts, bakery facilities, corporate office and FRC headquarters. The 401(k) Plans allow participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plans. We currently match in cash a certain percentage of the staff member contributions to the 401(k) Plans and also pay a portion of the administrative costs. Expense recognized in fiscal 2024, 2023 and 2022 was $2.2 million, $2.3 million and $2.1 million, respectively.

We have also established non-qualified deferred compensation plans (“Non-Qualified Plans”) for our executive officers and a select group of management and/or highly compensated staff members. The Non-Qualified Plans allow participating staff members to defer the receipt of a portion of their base compensation and bonuses. Non-employee directors may also participate in the Non-Qualified Plans and defer the receipt of their earned director fees. We currently match in cash a certain percentage of the staff member contributions to the Non-Qualified Plans and also pay for the administrative costs. We do not match any contributions made by non-employee directors. Expense recognized in fiscal 2024, 2023 and 2022 was $1.4 million, $1.3 million and $1.4 million, respectively.

While we are under no obligation to fund Non-Qualified Plan liabilities (in whole or in part), our current practice is to maintain company-owned life insurance contracts and other investments that are specifically designed to informally fund savings plans of this nature. These contracts are recorded at their cash surrender value as determined by the insurance carrier. Our consolidated balance sheets reflect investments in other assets and our obligation to participants in the Non-Qualified Plans in other noncurrent liabilities. Gains and losses related to our non-qualified deferred compensation assets and liabilities are reflected in other income, net in our consolidated statements of income.

We maintain self-insured medical and dental benefit plans for our staff members. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in other accrued expenses, was $11.0 million and $11.3 million as of December 31, 2024 and January 2, 2024, respectively. (See Note 1 for further discussion of accounting for our self-insurance liabilities.)

17.   Income Taxes

The provision for income taxes consisted of the following (in thousands):

	Fiscal Year
	2024	2023	2022

Income before income taxes	$171,047	$100,014	$32,892
Income tax provision/(benefit):
Current:
Federal	$10,638	$7,183	$3,520
State	9,688	7,195	4,895
Total current	20,326	14,378	8,415
Deferred:
Federal	(7,542)	(15,329)	(17,733)
State	1,480	(386)	(913)
Total deferred	(6,062)	(15,715)	(18,646)
Total provision/(benefit)	$14,264	$(1,337)	$(10,231)

The following reconciles the U.S. federal statutory rate to the effective tax rate:

	Fiscal Year
	2024	2023	2022

U.S. federal statutory rate	21.0%	21.0%	21.0%
State and district income taxes, net of federal benefit	5.0	5.4	8.9
Credit for FICA taxes paid on tips	(16.3)	(24.9)	(66.4)
Other credits and incentives	(1.0)	(2.2)	(10.7)
Deferred compensation	(1.6)	(2.4)	9.7
Equity compensation	1.2	1.5	5.5
Uncertain tax positions	(0.9)	(0.7)	(2.3)
Non-deductible executive compensation	1.0	0.8	2.8
Other	(0.1)	0.2	0.4
Effective tax rate	8.3%	(1.3)%	(31.1)%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	December 31, 2024	January 2, 2024
Deferred tax assets:
Staff member benefits	$40,500	$35,932
Insurance reserves	15,244	14,931
Operating lease liability	335,034	324,587
Deferred income	39,248	38,074
Tax credit carryforwards	79,933	74,004
Goodwill	21,393	22,743
Stock-based compensation	10,788	10,789
State and foreign net operating loss carryforwards	1,331	1,640
Other	867	674
Subtotal	544,338	523,374
Less: Valuation allowance	(601)	(1,444)
Total	$543,737	$521,930

Deferred tax liabilities:
Property and equipment	$(129,504)	$(121,219)
Prepaid expenses	(8,435)	(8,933)
Inventory	(9,194)	(8,882)
Accrued rent	(5,867)	(5,889)
Operating lease asset	(291,991)	(284,244)
Other	(896)	(819)
Total	$(445,887)	$(429,986)

Net deferred tax asset	$97,850	$91,944

At December 31, 2024 and January 2, 2024, we had $79.8 million and $72.8 million, respectively of U.S. federal credit carryforwards which begin to expire in 2042 and $0.2 million and $1.6 million, respectively, of state hiring and investment credits which begin to expire in 2025. At December 31, 2024 and January 2, 2024, we had $1.9 million and $2.3 million, respectively of foreign net operating loss carryforwards which begin to expire in 2037 and $23.7 million and $27.4 million, respectively, of state net operating loss carryforwards with statutory carryforward periods ranging from 5 years to no expiration period. The earliest year that a material state net operating loss will expire is 2032.

We assess the available evidence to estimate if these carryforwards and our other deferred tax assets will be realized. We concluded that a substantial portion of our deferred tax assets are more likely than not to be realized by reversals of existing taxable temporary differences and that forecasted future taxable income, exclusive of reversing temporary differences, will result in realization of a substantial portion of the remainder. We did not need to consider tax planning strategies in this analysis. Based on this evaluation, at December 31, 2024 and January 2, 2024 we carried a valuation allowance of $0.6 million and $1.4 million, respectively, to reflect the amount that we will likely not realize. This assessment could change if estimates of future taxable income during the carryforward period are revised. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2015.

At December 31, 2024, we had a reserve of $3.4 million for uncertain tax positions, all of which would favorably impact our effective income tax rate if resolved in our favor. A reconciliation of the beginning and ending amount of our uncertain tax positions is as follows (in thousands):

	Fiscal Year
	2024	2023	2022

Balance at beginning of year	$3,847	$3,787	$4,799
(Reductions)/additions related to prior year tax positions	(419)	181	227
Reductions related to current period tax positions	(32)	(121)	(54)
Reductions related to settlements with taxing authorities	—	—	(1,185)
Balance at end of year	$3,396	$3,847	$3,787

At December 31, 2024 and January 2, 2024, we had $0.1 million and $1.4 million, respectively, of accrued interest and penalties related to uncertain tax positions.

18.   Segment Information

Our chief operating decision maker (“CODM”) is the Chief Executive Officer, President and Chief Financial Officer. Our CODM allocates resources and evaluates the performance of each operating segment based on the segment’s revenue and income/(loss) from operations, comparing actual results to historical and previously forecasted financial information. Significant expenses are expenses that are regularly provided to the CODM and are include in segment income/(loss). Our operating segments, are aligned with our strategic priorities and are the businesses for which our CODM reviews discrete financial information for decision-making purposes, are comprised of The Cheesecake Factory, North Italia, Flower Child, the other FRC brands and our bakery division. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments (Flower Child and our bakery division) along with our businesses that do not qualify as operating segments are combined in Other. Unallocated corporate expenses, capital expenditures and assets are also combined in Other.

Segment information is presented below (in thousands):

For the fifty-two weeks ended December 31, 2024

	The Cheesecake
	Factory	North
	Restaurants	Italia	Other FRC	Other	Total

Revenues	$2,661,627	$299,575	$299,969	$320,528	$3,581,699

Costs and expenses:
Food and beverage costs	599,899	69,505	66,665	69,952	806,021
Labor expenses	913,560	111,082	108,377	131,363	1,264,382
Other operating costs and expenses	696,739	82,290	88,672	91,520	959,221
General and administrative expenses	—	—	—	228,737	228,737
Depreciation and amortization expenses	66,010	9,244	11,389	14,807	101,450
Impairment of assets and lease termination (income)/expenses	(1,402)	—	14,893	156	13,647
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	1,262	1,167	2,429
Preopening costs	7,499	7,409	9,206	3,381	27,495
Total costs and expenses	2,282,305	279,530	300,464	541,083	3,403,382
Income/(loss) from operations	$379,322	$20,045	$(495)	$(220,555)	$178,317

Capital expenditures	$65,465	$37,811	$30,405	$26,683	$160,364
Total assets	$1,545,227	$419,812	$420,957	$655,764	$3,041,760

For the fifty-two weeks ended January 2, 2024

	The Cheesecake
	Factory	North
	Restaurants	Italia	Other FRC	Other	Total

Revenues	$2,595,066	$258,878	$263,923	$321,636	$3,439,503

Costs and expenses:
Food and beverage costs	607,439	64,425	59,865	71,771	803,500
Labor expenses	907,579	93,540	93,840	132,936	1,227,895
Other operating costs and expenses	685,521	69,918	72,554	94,435	922,428
General and administrative expenses	—	—	—	217,449	217,449
Depreciation and amortization expenses	64,206	6,407	7,916	14,607	93,136
Impairment of assets and lease termination expenses	20,401	1,015	2,582	5,466	29,464
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	1,262	10,424	11,686
Preopening costs	12,857	5,058	6,482	982	25,379
Total costs and expenses	2,298,003	240,363	244,501	548,070	3,330,937
Income/(loss) from operations	$297,063	$18,515	$19,422	$(226,434)	$108,566

Capital expenditures	$80,752	$26,882	$27,562	$16,369	$151,565
Total assets	$1,571,943	$346,810	$399,038	$522,592	$2,840,383

For the fifty-three weeks ended January 3, 2023

	The Cheesecake
	Factory
	Restaurants	North Italia	Other FRC	Other	Total

Revenues	$2,528,043	$228,622	$237,552	$308,939	$3,303,156

Costs and expenses:
Food and beverage costs	627,224	59,290	56,132	68,280	810,926
Labor expenses	915,559	84,692	83,366	128,334	1,211,951
Other operating costs and expenses	668,730	60,687	61,703	90,507	881,627
General and administrative expenses	—	—	—	205,753	205,753
Depreciation and amortization expenses	66,539	5,714	6,231	13,896	92,380
Impairment of assets and lease termination expenses	19,701	—	3,909	7,777	31,387
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	1,273	12,095	13,368
Preopening costs	9,525	4,305	1,361	1,638	16,829
Total costs and expenses	2,307,278	214,688	213,975	528,280	3,264,221
Income/(loss) from operations	$220,765	$13,934	$23,577	$(219,341)	$38,935

Capital expenditures	$65,996	$14,818	$18,895	$12,755	$112,464
Total assets	$1,625,073	$306,642	$301,618	$541,887	$2,775,220

19.   Subsequent Events

On February 13, 2025, our Board declared a quarterly cash dividend of $0.27 per share to be paid on March 18, 2025 to the stockholders of record of each share of our common stock at the close of business on March 5, 2025.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/Furnished with SEC

2.1	Form of Reorganization Agreement(P)	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

2.2	Membership Interest Purchase Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, the Sellers party thereto, SWF Posse LLC, as Seller’s representative, and, solely for limited purposes set forth therein, The Cheesecake Factory Incorporated#†	10-Q	000-20574	2.3	11/8/19

2.3	First Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#	10-Q	000-20574	2.4	11/8/19

2.4	Second Amendment to Membership Interest Purchase Agreement, dated as of June 1, 2021, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#†	10-Q	000-20574	2.1	8/4/21

2.5	Third Amendment to Membership Interest Purchase Agreement, dated as of January 7, 2022, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#†	10-K	000-20574	2.7	2/22/22

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	8-K	000-20574	3.1	6/4/24

3.2	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on October 26, 2022)	8-K	000-20574	3.1	11/01/22

3.3	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of The Cheesecake Factory Incorporated	10-Q	000-20574	3.1	8/6/18

3.4	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20

4.1	Description of The Cheesecake Factory Incorporated’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act	10-K	000-20574	4.1	3/11/20

4.2	Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.1	6/15/21

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/Furnished with SEC

4.3	First Supplemental Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.2	6/15/21

4.4	Form of certificate representing the 0.375% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.3)	8-K	000-20574	4.2	6/15/21

10.1	Amended and Restated Employment Agreement, effective as of April 5, 2023, between The Cheesecake Factory Incorporated and David M. Overton*	8-K	000-20574	10.1	8/7/23

10.2	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and David M. Gordon*	10-K	000-20574	10.6	3/2/17

10.3	Employment Agreement, effective as of July 7, 2017, between The Cheesecake Factory Incorporated and Matthew E. Clark*	8-K	000-25074	99.1	6/13/17

10.4	Employment Agreement, effective as of May 14, 2018, between The Cheesecake Factory Incorporated and Scarlett May*	10-Q	000-25074	10.10	5/11/18

10.5	Employment Agreement, effective as of February 13, 2019, between The Cheesecake Factory Incorporated and Keith T. Carango*	10-K	000-20574	10.8	3/4/19

10.6.1	Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	10-K	000-25074	10.20	3/2/17

10.6.2	First Amendment to The Cheesecake Factory Incorporated Executive Savings Plan as amended and restated November 7, 2016*	10-K	000-25074	10.11.1	2/28/18

10.7.1	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07

10.8.1	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05

10.8.2	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

10.8.3	Second Amendment to Inducement Agreement dated as of May 7, 2015	10-K	000-25704	10.24	3/2/17

10.9.1	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11

10.9.2	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

10.9.3	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/Furnished with SEC

10.9.4	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended May 28, 2015*	DEF 14A	000-20574	Appendix A	4/17/15

10.9.5	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 5, 2017*	DEF 14A	000-20574	Appendix A	4/25/17

10.10	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10

10.11	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12

10.12	Form of Notice of Stock Option Grant and Agreement and/or Restricted Stock Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after March 6, 2014*	8-K	000-20574	99.1	3/7/14

10.13	Form of Notice of Grant and Stock Option Agreement and/or Stock Unit Agreement under the 2010 Stock Incentive Plan, for equity grants made after March 3, 2016*	8-K	000-20574	99.2	3/4/16

10.14.1	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.1	2/28/18

10.14.2	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP II under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.2	2/28/18

10.14.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP III under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.3	2/28/18

10.14.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP IV under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.4	2/28/18

10.14.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP V under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.5	2/28/18

10.14.6	Form of Standard Notice of Grant and Restricted Share Agreement I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.6	2/28/18

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/Furnished with SEC

10.14.7	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Senior Executive under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	8-K	000-20574	99.3	2/21/18

10.14.8	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under the 2010 Stock Incentive Plan, for equity grants made on or after February 13, 2019*	10-Q	000-20574	10.2	5/6/19

10.15.1	The Cheesecake Factory Incorporated Stock Incentive Plan*	8-K	000-20574	10.1	6/5/19

10.15.2	The Cheesecake Factory Incorporated Stock Incentive Plan, as amended March 24, 2022*	8-K	000-20574	10.1	5/23/22

10.15.3	Form of Notice of Grant and Stock Unit Grant Agreement for Directors under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-Q	000-20574	10.1	6/22/20

10.15.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Executive Officers under The Cheesecake Factory Incorporated Stock Incentive Plan*	—	—	—	Filed herewith

10.15.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under The Cheesecake Factory Incorporated Stock Incentive Plan*	—	—	—	Filed herewith

10.15.6	Form of Notice of Grant and Restricted Share Agreement for MEP I under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-K	000-20574	10.15.5	2/22/22

10.16	2015 Amended and Restated Performance Incentive Plan (Amended and Restated on September 2, 2020)*	8-K	000-20574	10.1	9/8/20

10.17	Registration Rights Agreement, dated April 20, 2020, by and between The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.2	4/20/20

10.18	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Executive Officers under The Cheesecake Factory Incorporated Stock Incentive Plan	10-Q	000-20574	10.02	5/3/21

10.19	Fourth Amended and Restated Loan Agreement, with JPMorgan Chase Bank, National Association dated as of October 6, 2022	10-Q	000-20574	10.1	11/02/22

19.1	The Registrant’s Special Trading Policy and Procedures	—	—	—	Filed herewith

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/Furnished with SEC

21.1	List of Subsidiaries	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Furnished herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Furnished herewith

97.1	The Registrant’s Policy for Recover of Erroneously Awarded Compensation	10-K	000-20574	97.1	2/26/24

101.1	The following materials from The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) consolidated balance sheets, (ii) consolidated statements of income, (iii) consolidated statements of comprehensive income, (iv) consolidated statement of stockholders’ equity, (v) consolidated statements of cash flows, and (vi) the notes to the consolidated financial statements	—	—	—	Filed herewith

104.1	The cover page of The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 24th day of February, 2025.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 24, 2025
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ MATTHEW E. CLARK	Executive Vice President and	February 24, 2025
Matthew E. Clark	Chief Financial Officer
(Principal Financial Officer)

/s/ ASHLEY W. HANSCOM	Vice President, Controller	February 24, 2025
Ashley W. Hanscom	(Principal Accounting Officer)

/s/ EDIE A. AMES	Director	February 24, 2025
Edie A. Ames

/s/ ALEXANDER L. CAPPELLO	Director	February 24, 2025
Alexander L. Cappello

/s/ KHANH COLLINS	Director	February 24, 2025
Khanh Collins

/s/ ADAM S. GORDON	Director	February 24, 2025
Adam S. Gordon

/s/ JEROME I. KRANSDORF	Director	February 24, 2025
Jerome I. Kransdorf

/s/ JANICE MEYER	Director	February 24, 2025
Janice Meyer

/s/ DAVID B. PITTAWAY	Director	February 24, 2025
David B. Pittaway