Form 10-Q
period 2025-04-01
CHEESECAKE FACTORY INC
filed 2025-05-05
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2025

or

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

As of April 28, 2025, 49,528,017 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 1,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,411	$84,176
Accounts and other receivables	82,887	112,503
Income taxes receivable	20,720	17,417
Inventories	66,904	64,526
Prepaid expenses	55,131	54,691
Total current assets	361,053	333,313
Property and equipment, net	848,726	840,773
Other assets:
Intangible assets, net	252,173	251,789
Operating lease assets	1,439,258	1,400,351
Other	209,654	215,534
Total other assets	1,901,085	1,867,674
Total assets	$3,110,864	$3,041,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,611	$62,092
Gift card liabilities	199,855	226,810
Operating lease liabilities	148,040	157,138
Other accrued expenses	272,437	265,380
Total current liabilities	683,943	711,420

Long-term debt	627,306	452,062
Operating lease liabilities	1,326,646	1,299,020
Other noncurrent liabilities	133,564	135,803
Total liabilities	2,771,459	2,598,305
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 109,191,933 shares issued and 49,530,542 shares outstanding at April 1, 2025 and 108,387,574 shares issued and 51,332,298 shares outstanding at December 31, 2024	1,092	1,084
Additional paid-in capital	974,537	956,107
Retained earnings	1,337,688	1,317,828
Treasury stock inclusive of excise tax, 59,661,391 and 57,055,276 shares at cost at April 1, 2025 and December 31, 2024, respectively	(1,972,311)	(1,829,953)
Accumulated other comprehensive loss	(1,601)	(1,611)
Total stockholders’ equity	339,405	443,455
Total liabilities and stockholders’ equity	$3,110,864	$3,041,760

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024

Revenues	$927,197	$891,223

Costs and expenses:
Food and beverage costs	202,261	203,253
Labor expenses	331,075	320,930
Other operating costs and expenses	246,425	233,541
General and administrative expenses	59,932	60,366
Depreciation and amortization expenses	26,082	24,756
Impairment of assets and lease termination expenses	378	2,083
Acquisition-related contingent consideration, compensation and amortization expenses	998	1,121
Preopening costs	8,087	5,880
Total costs and expenses	875,238	851,930
Income from operations	51,959	39,293
Interest expense, net	(2,328)	(2,778)
Loss on extinguishment of debt	(15,891)	—
Other income, net	743	1,017
Income before income taxes	34,483	37,532
Income tax provision	1,542	4,341
Net income	$32,941	$33,191

Net income per share:
Basic	$0.69	$0.70
Diluted (Note 10)	$0.67	$0.68

Weighted-average shares outstanding:
Basic	47,526	47,749
Diluted	49,284	48,662

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024

Net income	$32,941	$33,191
Other comprehensive gain/(loss):
Foreign currency translation adjustment	10	(253)
Other comprehensive gain/(loss):	10	(253)
Total comprehensive income	$32,951	$32,938

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

For the thirteen weeks ended April 1, 2025:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss/ (Income)	Total
Balance, December 31, 2024	108,388	$1,084	$956,107	$1,317,828	$(1,829,953)	$(1,611)	$443,455
Net income	—	—	—	32,941	—	—	32,941
Foreign currency translation adjustment	—	—	—	—	—	10	10
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,081)	—	—	(13,081)
Stock-based compensation	574	6	7,629	—	—	—	7,635
Common stock issued under stock-based compensation plans	230	2	10,801	—	—	—	10,803
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(142,358)	—	(142,358)
Balance, April 1, 2025	109,192	$1,092	$974,537	$1,337,688	$(1,972,311)	$(1,601)	$339,405

For the thirteen weeks ended April 2, 2024:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss/ (Income)	Total
Balance, January 2, 2024	107,195	$1,072	$913,442	$1,216,239	$(1,811,997)	$(694)	$318,062
Net income	—	—	—	33,191	—	—	33,191
Foreign currency translation adjustment	—	—	—	—	—	(253)	(253)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,764)	—	—	(13,764)
Stock-based compensation	680	7	7,691	—	—	—	7,698
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(12,496)	—	(12,496)
Balance, April 2, 2024	107,875	$1,079	$921,133	$1,235,666	$(1,824,493)	$(947)	$332,438

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024
Cash flows from operating activities:
Net income	$32,941	$33,191
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	26,082	24,756
Impairment of assets and lease termination expenses	138	850
Loss on debt extinguishment	15,891	—
Deferred income taxes	4,290	3,006
Stock-based compensation	7,581	7,649
Changes in assets and liabilities:
Accounts and other receivables	32,304	31,124
Income taxes receivable/payable	(3,302)	832
Inventories	(2,379)	(7,818)
Prepaid expenses	(443)	605
Operating lease assets/liabilities	(20,376)	(7,789)
Other assets	1,714	(6,417)
Accounts payable	68	3,831
Gift card liabilities	(26,954)	(26,677)
Other accrued expenses	11,364	9,605
Cash provided by operating activities	78,919	66,748
Cash flows from investing activities:
Additions to property and equipment	(42,816)	(37,110)
Additions to intangible assets	(537)	(227)
Other	—	(19)
Cash used in investing activities	(43,353)	(37,356)
Cash flows from financing activities:
Repayments on credit facility	(110,000)	—
Proceeds from long-term convertible debt	575,000	—
Repayment on long-term convertible debt, including premium on extinguishment	(289,800)	—
Issuance costs associated with long-term debt	(16,496)	—
Proceeds from exercise of stock options	10,803	—
Common stock dividends paid	(12,485)	(12,823)
Treasury stock purchases, inclusive of excise tax	(141,359)	(12,496)
Cash provided by/ (used in) financing activities	15,663	(25,319)
Foreign currency translation adjustment	6	(143)
Net change in cash and cash equivalents	51,235	3,930
Cash and cash equivalents at beginning of period	84,176	56,290
Cash and cash equivalents at end of period	$135,411	$60,220

Supplemental disclosures:
Interest paid	$1,468	$4,155
Income taxes paid	$788	$677
Construction payable	$18,206	$11,224

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results that may be achieved for any other interim period or for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”) filed with the SEC on February 24, 2025.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2025 consists of 52 weeks and will end on December 30, 2025. Fiscal year 2024, ended on December 31, 2024 and was also a 52-week year.

In the first quarter of fiscal year 2025, we separately disclosed interest expense, net and other income, net on the condensed consolidated statement of income. Corresponding prior year balances were reclassified to conform to the current year presentation.

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

The impact of ongoing geopolitical and macroeconomic events could lead to further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior, and delays in new restaurant openings. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. For more information regarding the risks to our business relating to the geopolitical and macroeconomic events, see Part II, Item 1A of this report “Risk Factors,” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The update also provides further disclosure comparability. The amendment is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied prospectively, however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires more detailed disclosures of certain categories of expenses such as inventory purchases, employee compensation and depreciation that are components of existing expense captions presented on the face of the income statement. The amendment is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The amendment should be applied prospectively, however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Topic 470): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU also clarifies that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendment is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The amendment should be applied prospectively, however, retrospective application is permitted. Management is currently evaluating this ASU to determine its impact on our consolidated financial statements.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	April 1, 2025
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$106,321	$—	$—
Non-qualified deferred compensation liabilities	(105,860)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(20,837)

	December 31, 2024
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$108,093	$—	$—
Non-qualified deferred compensation liabilities	(108,166)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(20,155)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024

Beginning balance	$20,155	$25,495
Payment	—	—
Change in fair value	682	805
Ending balance	$20,837	$26,300

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liabilities on April 1, 2025 was $0.0 million to $142.4 million. Results could change materially if different estimates and assumptions were used. During the first three months of fiscal 2025 and 2024, we did not make any payments, pursuant to the Fox Restaurant Concept LLC (“FRC”) acquisition agreement.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts due to their short duration. The fair value of our Revolver Facility (as defined below) approximates carrying value due to the variable interest rate.

As of April 1, 2025, we had $69.0 million aggregate principal amount of convertible senior notes due 2026 (“2026 Notes”) outstanding. The estimated fair value of the 2026 Notes based on a market approach as of April 1, 2025 was approximately $67.6 million and was determined based on the estimated or actual bids and offers of the 2026 Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the 2026 Notes was primarily due to a decline in our stock price from the date of the issuance of the 2026 Notes. As of April 1, 2025, we had $575.0 million aggregate principal amount of convertible senior notes due 2030 (“2030 Notes”) outstanding. The estimated fair value of the 2030 Notes based on a market approach as of April 1, 2025 was approximately $550.9 million and was determined based on the estimated or actual bids and offers of the 2030 Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the 2030 Notes was primarily due to a decline in our stock price from the date of the issuance of the 2030 Notes. See Note 5 for further discussion of the 2026 Notes and 2030 Notes.

3.   Inventories

Inventories consisted of (in thousands):

	April 1, 2025	December 31, 2024
Restaurant food and supplies	$33,501	$35,141
Bakery finished goods and work in progress	23,413	20,210
Bakery raw materials and supplies	9,990	9,175
Total	$66,904	$64,526

4.   Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024
Gift card liabilities:
Beginning balance	$226,810	$222,915
Activations	20,673	20,567
Redemptions and breakage	(47,628)	(47,246)
Ending balance	$199,855	$196,236

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024
Gift card contract assets:
Beginning balance	$18,447	$19,111
Deferrals	2,368	2,424
Amortization	(3,735)	(3,936)
Ending balance	$17,080	$17,599

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

As of December 31, 2024, we had net availability for borrowings of $256.5 million, based on a $110.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility. In the first quarter of fiscal 2025 we repaid $110.0 million on the Revolver Facility. As of April 1, 2025, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “ Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90. The Net Adjusted Leverage Ratio includes a rental expense multiplier of six. As of April 1, 2025, we were in compliance with all the foregoing covenants in effect at that date.

Borrowings under the Loan Agreement bear interest, at the Company’s election, at a rate equal to either: (i) the sum of (A) adjusted term SOFR (as defined in the Loan Agreement, the “Term SOFR Rate”) plus (B) a rate variable based on the Net Adjusted Leverage Ratio, ranging from 1.00% to 1.75%, or (ii) the sum of (A) the highest of (x) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (y) the greater of the rate calculated by the Federal Reserve Bank of New York as the federal funds effective rate or the rate that is published by the Federal Reserve Bank of New York as the overnight bank funding rate, in either case, plus 0.50%, and (z) the one-month Term SOFR Rate plus 1.00%, plus (B) a rate variable based on the Net Adjusted Leverage Ratio, ranging from 0.00% to 0.75%. The Company will also pay a fee variable based on the Net Adjusted Leverage Ratio, ranging from 0.125% to 0.25%, on the daily amount of unused commitments under the Loan Agreement. Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the Term SOFR Rate plus other customary fees charged by the issuing bank. We paid certain customary loan origination fees in conjunction with the Loan Agreement.

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

2030 Convertible Senior Notes

On February 28, 2025, we issued $575.0 million aggregate principal amount of convertible senior notes (“2030 Notes”). The net proceeds from the sale of the 2030 Notes were approximately $558.5 million after deducting issuance costs of $16.5 million.

The 2030 Notes are senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2030 Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The 2030 Notes were issued pursuant to, and are governed by, an indenture (the “2030 Indenture”), dated as of February 28, 2025, between us and U.S. Bank Trust Company, National Association, as trustee (the “2030 Note Trustee”).

The 2030 Notes accrue interest at a rate of 2.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. The 2030 Notes will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. Before November 15, 2029, noteholders will have the right to convert their 2030 Notes only upon the occurrence of certain events, including but not limited to, the Company’s common stock trading above 130% of the conversion price for a specific period, the 2030 Notes per $1,000 in principal amount trading below 98% of the product of the trading price of the Company’s common stock and the conversion rate for a specific period, and certain fundamental changes to corporate structure. From and after November 15, 2029, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. The kind and amount of consideration due upon conversion will be determined based on the conversion value of the 2030 Notes, measured proportionately for each trading day in an “Observation Period” (as defined in the 2030 Indenture) consisting of 35 trading days, and settled following the completion of that Observation Period. The consideration due in respect of each trading day in the Observation Period will consist of cash, up to at least the proportional amount of the principal amount being converted, and any excess of the proportional conversion value for that trading day that will not be settled in cash will be settled in shares of our common stock. The initial conversion rate is 14.1377 shares of our common stock per $1,000 principal amount of 2030 Notes, which represents an initial conversion price of approximately $70.73 per share of our common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, but will not be adjusted for regular quarterly dividends that do not exceed the dividend threshold (initially equal to $0.27 per share of common stock as defined in the 2030 Indenture). In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2030 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of April 1, 2025, the conversion rate for the 2030 Notes was 14.1377 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.73 per share of common stock.

The 2030 Notes are redeemable, in whole or in part (subject to certain limitations described below), at our option at any time, and from time to time, on or after March 20, 2028 and on or before the 35th scheduled trading day immediately before the maturity date, but only if (i) the notes are “Freely Tradable” (as defined in the 2030 Indenture), and all accrued and unpaid additional interest, if any, has been paid in full, as of the date we send the related redemption notice; and (ii) the last reported sale price per share of our common stock exceeds 130% of the conversion price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send such redemption notice; and (2) the trading day immediately before the date we send such redemption notice. However, we may not redeem less than all of the outstanding 2030 Notes unless at least $150.0 million aggregate principal amount of 2030 Notes are outstanding and not called for redemption as of the time we send the related redemption notice. The redemption price will be a cash amount equal to the principal amount of the 2030 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, calling any 2030 Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2030 Note, in which case the conversion rate applicable to the conversion of that 2030 Note will be increased in certain circumstances if it is converted after it is called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the 2030 Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require us to repurchase their 2030 Notes at a cash repurchase price equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving us and certain de-listing events with respect to our common stock.

The 2030 Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the 2030 Indenture), which include the following: (i) certain payment defaults on the 2030 Notes (which, in the case of a default in the payment of interest on the 2030 Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the 2030 Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the 2030 Indenture relating to our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of our assets and our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the 2030 Indenture or the 2030 Notes if such default is not cured or waived within 60 days after notice is given in accordance with the 2030 Indenture; (v) certain defaults by us or any of our significant subsidiaries with respect to indebtedness for borrowed money of at least $20.0 million; (vi) the rendering of certain judgments against us or any of our significant subsidiaries for the payment of at least $50.0 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving us or our significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us (and not solely with respect to our significant subsidiary) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2030 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the 2030 Note Trustee, by notice to us, or noteholders of at least 25% of the aggregate principal amount of 2030 Notes then outstanding, by notice to us and the 2030 Note Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2030 Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the 2030 Indenture consists exclusively of the right of the noteholders to receive special interest on the 2030 Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 2030 Notes.

As of April 1, 2025, the 2030 Notes had a gross principal balance of $575.0 million and a balance of $558.8 million, net of unamortized issuance costs of $16.2 million. Total amortization expense was $0.3 million during the thirteen weeks ended April 1, 2025. The effective interest rate for the 2030 Notes was 2.57% as of April 1, 2025.

2026 Convertible Senior Notes

On June 15, 2021, we issued $345.0 million aggregate principal amount of convertible senior notes (“2026 Notes”). The net proceeds from the sale of the 2026 Notes were approximately $334.9 million after deducting issuance costs of $10.1 million. On February 28, 2025, we used part of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $276.0 million aggregate principal amount of the 2026 Notes in a privately-negotiated transaction for aggregate consideration of $289.8 million (the “2026 Note Repurchase Transaction”). The 2026 Note Repurchase Transaction was accounted for as a debt extinguishment. The 2026 Note Repurchase Transactions resulted in a $15.9 million loss on early debt extinguishment in the first quarter of fiscal 2025, of which $2.1 million consisted of unamortized issuance costs.

The 2026 Notes are senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2026 Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The 2026 Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”) between us and a trustee (“2026 Note Trustee”), dated as of June 15, 2021, as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “2026 Indenture”), dated as of June 15, 2021, between the Company and the 2026 Note Trustee.

The 2026 Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The 2026 Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their 2026 Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their 2026 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any 2026 Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the 2026 Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2026 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of April 1, 2025, the conversion rate for the 2026 Notes was 13.9491 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents a conversion price of approximately $71.69 per share of common stock. In connection with the cash dividend that was declared by our Board of Directors ("Board") on April 24, 2025, on May 14, 2025 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2026 Notes in accordance with the terms.

The 2026 Notes are redeemable, in whole or in part (subject to certain limitations described below), at our option at any time, and from time to time, on or after June 20, 2024 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding Notes unless at least $150.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time we send the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2026 Note, in which case the conversion rate applicable to the conversion of that 2026 Note will be increased in certain circumstances if it is converted after it is called for redemption.

If certain corporate events that constitute a “Fundamental Change” (as defined in the 2026 Indenture) occur, then, subject to a limited exception for certain cash mergers, noteholders may require us to repurchase their 2026 Notes at a cash repurchase price equal to the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving us and certain de-listing events with respect to our common stock.

The 2026 Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the 2026 Indenture), which include the following: (i) certain payment defaults on the 2026 Notes (which, in the case of a default in the payment of interest on the 2026 Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the 2026 Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Indenture relating to our ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of our assets and our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the 2026 Indenture or the 2026 Notes if such default is not cured or waived within 60 days after notice is given in accordance with the 2026 Indenture; (v) certain defaults by us or any of our significant subsidiaries with respect to indebtedness for borrowed money of at least $20,000,000; (vi) the rendering of certain judgments against us or any of our significant subsidiaries for the payment of at least $25,000,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us (and not solely with respect to a significant subsidiary of ours) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2026 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the 2026 Note Trustee, by notice to us, or noteholders of at least 25% of the aggregate principal amount of 2026 Notes then outstanding, by notice to us and the 2026 Note Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the 2026 Note Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the Notes.

As of April 1, 2025, the 2026 Notes had a gross principal balance of $69.0 million and a balance of $68.5 million, net of unamortized issuance costs of $0.5 million. Total amortization expense was $0.4 million and $0.5 million during the first quarter of fiscal 2025 and fiscal 2024, respectively. The effective interest rate for the 2026 Notes was 0.96% as of April 1, 2025.

6.   Leases

Components of lease expense were as follows (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024
Operating	$41,112	$37,391
Variable	22,832	22,463
Short-term	38	43
Total	$63,982	$59,897

Supplemental information related to leases (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$53,736	$37,361
Right-of-use assets obtained in exchange for new operating lease liabilities	38,772	14,574

7.   Commitments and Contingencies

On June 7, 2024, the Internal Revenue Service (“IRS”) issued its examination report for tax years 2015 through 2020 in which it proposed to disallow a portion of our depreciation deductions and domestic production activity deductions and to assess penalties. On August 12, 2024, we submitted protest memoranda indicating our disagreement with a majority of the findings in the examination report, and our case is now under the jurisdiction of the Appeals Division (“Appeals”). We expect to hold an opening conference with Appeals later in fiscal 2025. Based on the current status of this matter, we have reserved an immaterial amount.

In addition, within the ordinary course of our business, we are subject to private lawsuits, government audits and investigations, administrative proceedings and other claims. These matters often involve claims from customers, staff members and others related to operational and employment issues common to the food service industry. A number of these claims may exist at any given time, and some of the claims may be pled as class actions. From time to time, we are also involved in lawsuits with respect to infringements of, or challenges to, our registered trademarks and other intellectual property, both domestically and abroad. We could be affected by adverse publicity and litigation costs resulting from such allegations, regardless of whether they are valid or whether we are legally determined to be liable.

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

8.   Stockholders’ Equity

Common Stock – Dividends and Share Repurchases

On February 13, 2025, our Board declared a quarterly cash dividend of $0.27 per share, which was paid on March 18,2025, to the stockholders of record of each share of our common stock at the close of business on March 5, 2025. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Notes 5 and 12 for further discussion of our long-term debt and dividends declared subsequent to April 1, 2025, respectively.)

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 59.7 million shares at a total cost of $1,971.0 million, excluding excise tax, through April 1, 2025, with 2.6 million shares repurchased at a cost of $141.4 million, excluding excise tax, during the thirteen weeks ended April 1, 2025, inclusive of the 2.4 million shares of our common stock repurchased concurrently with the 2030 Notes issuance in privately negotiated transactions. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that result from equity compensation grants and to supplement our earnings per share growth.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024

Labor expenses	$2,437	$2,495
Other operating costs and expenses	99	78
General and administrative expenses	5,045	5,076
Total stock-based compensation	7,581	7,649
Income tax benefit	1,870	1,908
Total stock-based compensation, net of taxes	$5,711	$5,741

Capitalized stock-based compensation (1)	$54	$49
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

We did not issue any stock options during the first quarter of fiscal 2025. The weighted-average fair value at the grant date for options issued during the first quarter of fiscal 2024 was $12.45. The fair value of options issued was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions for the first quarter of fiscal 2024: (a) an expected option term of 6.9 years, (b) expected stock price volatility of 41.9%, (c) a risk-free interest rate of 4.3%, and (d) a dividend yield on our stock of 3.1%. Stock option activity during the thirteen weeks ended April 1, 2025 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2024	1,167	$45.77	3.1	$4,163.6
Granted	—	—
Exercised	(230)	46.90
Forfeited or cancelled	(150)	61.59
Outstanding at April 1, 2025	787	$42.44	4.0	$6,674

Exercisable at April 1, 2025	698	$43.21	3.4	$5,387
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period-end date.

The total intrinsic value of options exercised during the first quarter of fiscal 2025 was $0.1 million. There were no options exercised in the first quarter of fiscal 2024. As April 1, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $1.1 million, which we expect to recognize over a weighted-average period of approximately 3.6 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended April 1, 2025 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at December 31, 2024	3,239	$38.02
Granted	621	51.89
Vested	(556)	40.23
Forfeited	(45)	38.52
Outstanding at April 1, 2025	3,259	$40.28

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the first quarter of fiscal 2025 and 2024 was $51.89 and $34.77, respectively. The fair value of shares that vested during the thirteen weeks ended April 1, 2025 and April 2, 2024 was $22.4 million and $17.8 million, respectively. As of April 1, 2025, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $78.9 million, which we expect to recognize over a weighted-average period of approximately 3.3 years.

10.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of April 1, 2025 and April 2, 2024, an aggregate of 3.3 million and 3.2 million shares, of restricted stock and restricted stock units issued were unvested, respectively, and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

Diluted net income per share is computed by dividing net income by the weighted-average number of common stock equivalents outstanding for the period. Common stock equivalents for the 2026 Notes and 2030 Notes are determined by application of the if-converted method, and common stock equivalents for outstanding stock options, restricted stock and restricted stock units are determined by the application of the treasury stock method.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024

	(In thousands, except per share data)
Net income	$32,941	$33,191

Basic weighted-average shares outstanding	47,526	47,749
Dilutive effect of equity awards (1)	1,758	913
Diluted weighted-average shares outstanding	49,284	48,662

Basic net income per share	$0.69	$0.70

Diluted net income per share	$0.67	$0.68
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 0.8 million and 2.4 million for April 1, 2025 and April 2, 2024, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the 2026 Notes or 2030 Notes were included in the diluted calculation due to their anti-dilutive effect.

11.   Segment Information

Our chief operating decision maker (“CODM”) is the Chief Executive Officer, President and Chief Financial Officer. Our CODM allocates resources and evaluates the performance of each operating segment based on the segment’s revenue and income/(loss) from operations, comparing actual results to historical and previously forecasted financial information. Significant expenses are expenses that are regularly provided to the CODM and are included in segment income/(loss). Our operating segments, are aligned with our strategic priorities and are the businesses for which our CODM reviews discrete financial information for decision-making purposes, are comprised of The Cheesecake Factory Restaurants, North Italia, Flower Child, the other FRC brands and our bakery division. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory Restaurants, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments (Flower Child and our bakery division) along with our businesses that do not qualify as operating segments are combined in Other. Unallocated corporate expenses, capital expenditures and assets are also combined in Other.

Segment information is presented below (in thousands):

For the thirteen weeks ended April 1, 2025

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$672,734	$83,410	$87,424	$83,629	$927,197

Costs and expenses:
Food and beverage costs	147,655	18,415	19,149	17,042	202,261
Labor expenses	233,391	31,917	31,562	34,205	331,075
Other operating costs and expenses	174,604	22,620	25,565	23,636	246,425
General and administrative expenses	—	—	—	59,932	59,932
Depreciation and amortization expenses	16,226	2,798	3,035	4,023	26,082
Impairment of assets and lease termination expenses	75	—	300	3	378
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	316	682	998
Preopening costs	1,350	2,680	2,793	1,264	8,087
Total costs and expenses	573,301	78,430	82,720	140,787	875,238
Income/(loss) from operations	$99,433	$4,980	$4,704	$(57,158)	$51,959

Capital expenditures	$26,151	$6,130	$2,680	$7,855	$42,816

For the thirteen weeks ended April 2, 2024

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$667,794	$70,874	$74,229	$78,326	$891,223

Costs and expenses:
Food and beverage costs	153,570	17,037	16,586	16,060	203,253
Labor expenses	235,212	27,202	26,116	32,400	320,930
Other operating costs and expenses	172,481	19,492	20,770	20,798	233,541
General and administrative expenses	—	—	—	60,366	60,366
Depreciation and amortization expenses	16,843	1,971	2,425	3,517	24,756
Impairment of assets and lease termination expenses	1,859	—	—	224	2,083
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	316	805	1,121
Preopening costs	1,758	2,002	1,724	396	5,880
Total costs and expenses	581,723	67,704	67,937	134,566	851,930
Income/(loss) from operations	$86,071	$3,170	$6,292	$(56,240)	$39,293

Capital expenditures	$18,881	$9,930	$3,418	$4,881	$37,110

The following table presents information related to segment assets (in thousands):

	April 1, 2025	December 31, 2024
Total assets:
The Cheesecake Factory restaurants	$1,529,238	$1,545,227
North Italia	433,201	419,812
Other FRC	430,729	420,957
Other	717,696	655,764
Total	$3,110,864	$3,041,760

12.   Subsequent Events

On April 24, 2025, our Board declared a quarterly cash dividend of $0.27 per share to be paid on May 27, 2025 to the stockholders of record of each share of our common stock at the close of business on May 14, 2025.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of geopolitical and macroeconomic factors on our financial condition and our results of operations, financial guidance and projections, as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, share repurchases, capital structure and leverage, corporate strategy, potential price increases, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage market risks and cost pressures, including increasing wage rates and insurance costs, and increase margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand The Cheesecake Factory internationally; support the growth of North Italia, Flower Child and additional brands within our Fox Restaurant Concepts (“Other FRC”) restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including trade policy, changes in interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; pandemics and related containment measures, including the potential for quarantines or restriction on in-person dining; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia, Flower Child and Other FRC concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development and related permitting; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; changes in laws impacting our business; adverse weather conditions and natural disasters in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements or to make any other forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by law.

The below discussion and analysis, which contains forward-looking statements, should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report, Part II, Item 1A of this report, “Risk Factors,” and with the following items included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024: the audited consolidated financial statements and related notes in Part IV, Item 15; “Risk Factors” included in Part I, Item 1A; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7; and the cautionary statements included throughout this Form 10-Q. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

In recent years, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Our commodity and wage inflationary environment began returning to more historical levels in fiscal 2024.

The impact of ongoing geopolitical and macroeconomic events could lead to further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior, and delays in new restaurant openings. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. For more information regarding the risks to our business relating to the geopolitical and macroeconomic events, see Part II, Item 1A of this report, “Risk Factors,” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 358 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (215 locations), North Italia® (45 locations), Flower Child® (40 locations) and additional brands within our FRC portfolio (51 locations). Internationally, 33 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

For The Cheesecake Factory Restaurants, our strategy is to increase comparable restaurant sales by growing average check and maintaining customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional dining experience and (3) continuing to provide our customers with convenient options for off-premise dining. We are continuing our efforts on a number of initiatives, including menu innovation, increasing customer throughput in our restaurants, leveraging our gift card program, partnering with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities and improving the pick-up experience, augmenting our marketing programs, including our Cheesecake Rewards® program, enhancing our training programs and leveraging insights from our customer satisfaction measurement platform.

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

Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative (“G&A”) expenses and preopening expenses. Our objective is to drive margin expansion by leveraging incremental sales to increase restaurant-level margins at The Cheesecake Factory concept, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense over time, and optimizing our restaurant portfolio.

We plan to employ a balanced capital allocation strategy comprised of investing in new restaurants that are expected to meet our targeted returns, managing our aggregate debt levels and returning capital to shareholders through our dividend and share repurchase programs, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Future decisions to pay or to increase or decrease dividends or to repurchase shares are at the discretion of the Board and will be dependent on a number of factors, including limitations pursuant to the terms and conditions of the Loan Agreement and applicable law.

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of income expressed as percentages of revenues. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024
Revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs	21.8	22.8
Labor expenses	35.7	36.0
Other operating costs and expenses	26.7	26.3
General and administrative expenses	6.5	6.8
Depreciation and amortization expenses	2.8	2.8
Impairment of assets and lease termination expenses	0.0	0.2
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	0.1
Preopening costs	0.8	0.6
Total costs and expenses	94.4	95.6
Income from operations	5.6	4.4
Interest expense, net	(0.3)	(0.3)
Loss on extinguishment of debt	(1.7)	—
Other income, net	0.1	0.1
Income before income taxes	3.7	4.2
Income tax provision	0.1	0.5
Net income	3.6%	3.7%

Thirteen Weeks Ended April 1, 2025 Compared to Thirteen Weeks Ended April 2, 2024

Revenues

Revenues increased 4.0% to $927.2 million for the fiscal quarter ended April 1, 2025 compared to $891.2 million for the comparable prior year period, primarily due to additional revenue related to new restaurant openings and an increase in comparable restaurant sales.

The Cheesecake Factory Restaurants sales increased 0.7% to $672.7 million for the first quarter of fiscal 2025, compared to $667.8 million for the first quarter of fiscal 2024. Average sales per restaurant operating week increased 1.2% to $240,692 in the first quarter of fiscal 2025 from $237,903 in the first quarter of fiscal 2024. Total operating weeks at The Cheesecake Factory restaurants decreased 0.4% to 2,795 in the first quarter of fiscal 2025 compared to 2,807 in the prior year. The Cheesecake Factory comparable sales increased by 1.0%, or $6.5 million, from the first quarter of fiscal 2024. The increase from first quarter fiscal 2024 was primarily driven by an increase in average check of 2.2% (based on an increase of 4.4% in menu pricing, partially offset by a 2.2% negative change from menu mix), partially offset by decreased customer traffic of 1.2%. We implemented effective menu price increases of approximately 2.4% and 2.0% in the first quarter of fiscal 2025 and the third quarter of fiscal 2024, respectively. Sales through the off-premise channel comprised approximately 22% of our restaurant sales during both the first quarter of fiscal 2025 and fiscal 2024. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most are for more than one customer.

North Italia sales increased 17.6% to $83.4 million for the first quarter of fiscal 2025, compared to $70.9 million for the first quarter of fiscal 2024. Average sales per restaurant operating week increased 0.9% to $148,947 in the first quarter of fiscal 2025 from $147,654 in the first quarter of fiscal 2024. Total operating weeks at North Italia increased 16.7% to 560 in the first quarter of fiscal 2025 compared to 480 in the prior year. North Italia comparable sales decreased approximately 1% from the first quarter of fiscal 2024. The decrease from fiscal 2024 was primarily driven by decreased customer traffic of 4%, partially offset by an increase in average check of 3% (based on an increase of 5% in menu pricing, partially offset by a 2% negative impact from mix). We implemented effective menu price increases of approximately 2.2% and 2.3% in the second and fourth quarters of fiscal 2024, respectively. We are in the process of implementing a 2.0% price increase in the second quarter of fiscal 2025.

Flower Child sales increased 26.1% to $43.5 million for the first quarter of fiscal 2025, compared to $34.5 million for the first quarter of fiscal 2024. Flower Child sales per restaurant operating week increased 5.8% to $88,515 in the first quarter of fiscal 2025 from $83,673 in the first quarter of fiscal 2024. Total operating weeks at Flower Child increased 19.2% to 491 in the first quarter of fiscal 2025 compared to 412 in the prior year. Flower Child comparable sales increased approximately 5% from the first quarter of fiscal 2024. The increase from the first quarter of fiscal 2024 includes an increase of 3% in menu pricing.

Other FRC sales increased 17.8% to $87.4 million for the first quarter of fiscal 2025, compared to $74.2 million for the first quarter of fiscal 2024. Other FRC average sales per restaurant operating week decreased 0.7% to $139,655 in the first quarter of fiscal 2025 from $140,584 in the first quarter of fiscal 2024. Average sales per restaurant operating week were impacted by new restaurant openings, as well as the concept mix and a decline in comparable sales. Total operating weeks at Other FRC increased 18.6% to 626 in the first quarter of fiscal 2025 compared to 528 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. As of April 1, 2025, there were six The Cheesecake Factory restaurants, 12 North Italia restaurants and nine Flower Child locations not yet in their respective comparable sales bases. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party customers. As a percentage of revenues cost of sales was 21.8% and 22.8% in the first quarters of fiscal 2025 and 2024, respectively, primarily due to favorable commodity inflation across most categories (0.5%) and a shift in sales mix (0.2%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 35.7% and 36.0% in the first quarters of fiscal 2025 and 2024, respectively. This decrease was primarily due to menu price increases in excess of wage rate inflation, and improved staffing levels and productivity (0.9%), partially offset by higher payroll taxes (0.3%) and higher group medical cost due to larger claim activity (0.2%).

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, and incentive compensation, as well as bakery production overhead. As a percentage of revenues, other operating costs and expenses were 26.7% and 26.3% in the first quarter of fiscal 2025 and 2024, respectively. This variance was primarily driven by higher marketing costs related to our Cheesecake Rewards® program (0.2%) and higher facility related costs (0.2%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.5% and 6.8% in the first quarter of fiscal 2025 and 2024, respectively. This variance was primarily due to decreased professional fees (0.2%).

Impairment of Assets and Lease Termination Expenses

During the first quarter of fiscal 2025, we recorded impairment of assets and lease termination expenses of $0.4 million primarily related to lease termination costs for one Other FRC location. During the first quarter of fiscal 2024, we recorded impairment of assets and lease terminations expense of $2.1 million primarily related to impairment of assets for one The Cheesecake Factory location and lease termination costs for one The Cheesecake Factory location.

Preopening Costs

Preopening costs were $8.1 million and $5.9 million in the first quarter of fiscal 2025 and 2024, respectively. We opened three North Italia, three Flower Child and two Other FRC locations in the first quarter of fiscal 2025 compared to two North Italia, one Flower Child and two Other FRC locations in the first quarter of fiscal 2024. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included in preopening costs are expenses for maintaining a roster of trained managers for pending opening and the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Loss on Extinguishment of Debt

We recorded a $15.9 million loss on early debt extinguishment in the first quarter of fiscal 2025. On February 28, 2025, we repurchased approximately $276.0 million aggregate principal amount of the 2026 Notes (as defined below) for aggregate consideration of $289.8 million, which included a premium of $13.8 million. The repurchase was accounted for as a debt extinguishment. In addition, we recorded $2.1 million of unamortized issuance costs. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our long-term debt.)

Income Tax Provision

Our effective income tax rate was 4.5% and 11.6% for the first quarter of fiscal 2025 and 2024, respectively. The decrease was primarily due to a tax windfall in the first quarter of fiscal 2025 as compared to a tax shortfall in the comparable prior period related to equity compensation (7.5%), higher employment tax credits in the current fiscal quarter (1.4%) and a decrease in non-deductible executive compensation (0.8%). These factors were partially offset by non-deductible losses in the current fiscal quarter as compared to non-taxable gains in the comparable prior period on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan (1.1%) and leverage on higher annual forecasted income before taxes, predominantly related to employment credits (1.3%).

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024

Net income	$32,941	$33,191
Impairment of assets and lease termination expenses	378	2,083
Acquisition-related contingent consideration, compensation and amortization expenses	998	1,121
Loss on extinguishment of debt (1)	15,891	—
Tax effect of adjustments (2)	(4,489)	(833)
Adjusted net income	$45,719	$35,562

Diluted net income per common share	$0.67	$0.68
Impairment of assets and lease termination expenses	0.01	0.04
Acquisition-related contingent consideration, compensation and amortization expenses	0.02	0.02
Loss on extinguishment of debt (1)	0.32	—
Tax effect of adjustments (2)	(0.09)	(0.02)
Adjusted diluted net income per common share (3)	$0.93	$0.73
(1)	See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our long-term debt.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Adjusted net income per share may not add due to rounding.

Following is a reconciliation from net income to EBITDA and adjusted EBITDA measures (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024

Net income	$32,941	$33,191
Depreciation and amortization expenses	26,082	24,756
Interest expense, net	2,328	2,778
Income tax provision/(benefit)	1,542	4,341
EBITDA	$62,893	$65,066
Impairment of assets and lease termination expenses	378	2,083
Acquisition-related contingent consideration, compensation and amortization expenses	998	1,121
Loss on extinguishment of debt	15,891	—
Stock-based compensation (1)	7,581	7,649
Adjusted EBITDA	$87,741	$75,919
(1)	See Note 10 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of stock-based compensation.

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

During the first quarter of fiscal 2025, our cash and cash equivalents increased by $51.2 million to $135.4 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	April 1, 2025	April 2, 2024
Cash provided by operating activities	$78.9	$66.7
Additions to property and equipment	(42.8)	(37.1)
Repayment on credit facility	(110.0)	—
Proceeds from long-term convertible debt	575.0	—
Repayment on long-term convertible debt, including premium on extinguishment	(289.8)	—
Issuance cost associated with long-term debt	(16.5)	—
Proceeds from exercise of options	10.8	—
Common stock dividends paid	(12.5)	(12.8)
Treasury stock purchases, inclusive of excise tax	(141.4)	(12.5)

Cash Provided by Operating Activities

Cash flows from operations increased by $12.2 million from the first quarter of fiscal 2024 primarily due to net income after excluding the non-cash activity, inventory movement and higher accrued payroll, partially offset by higher additions to the operating lease asset. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $22.9 million and $25.0 million for the first quarter of fiscal 2025 and 2024, respectively. Capital expenditures also included $17.1 million and $11.1 million for our existing restaurants and $2.8 million and $1.0 million for bakery and corporate capacity and infrastructure investments in the first quarter of fiscal 2025 and 2024, respectively.

We opened eight restaurants in the first quarter of fiscal 2025 comprised of three North Italia, three Flower Child and two Other FRC locations compared to five restaurants in the first quarter of fiscal 2024 comprised of two North Italia, one Flower Child and two Other FRC locations. We expect to open as many as 25 new restaurants in fiscal 2025 across our portfolio of concepts. We anticipate approximately $190 to $210 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. This estimate includes new restaurant construction expenses, some of which may be classified as operating lease assets instead of additions to property and equipment in the statement of cash flows.

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. In the first quarter of fiscal 2025, we repaid $110.0 million on the Revolver Facility. As of April 1, 2025, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

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

2030 Convertible Senior Notes

On February 28, 2025, we issued $575.0 million in aggregate principal amount of convertible senior notes (“2030 Notes”), which will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the 2030 Notes were approximately $558.5 million after deducting issuance costs of $16.5 million. As of April 1, 2025, the 2030 Notes had a balance of $558.8 million, net of unamortized issuance costs of $16.2 million. As of April 1, 2025, the conversion rate for the Notes was 14.1377 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.73 per share of common stock. See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our long-term debt.)

2026 Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“2026 Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the 2026 Notes were approximately $334.9 million after deducting issuance costs of $10.1 million. On February 28, 2025, we used part of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $276.0 million aggregate principal amount of the 2026 Notes in a privately-negotiated transaction for aggregate consideration of $289.8 million, which included a premium of $13.8 million. As of April 1, 2025, the 2026 Notes had a gross principal balance of $69.0 million and a balance of $68.5 million, net of unamortized issuance costs of $0.5 million. As of April 1, 2025, the conversion rate for the 2026 Notes was 13.9491 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents a conversion price of approximately $71.69 per share of common stock. In connection with the cash dividend that was declared by our Board on April 24, 2025, on May 14, 2025 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2026 Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our long-term debt.)

Common Stock Dividends

Common stock dividends of $12.5 million and $12.8 million were paid in the first quarter of fiscal 2025 and 2024, respectively. As further discussed in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, in April 2025, our Board declared a quarterly dividend to be paid in May 2025. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 59.7 million shares at a total cost of $1,971.0 million, excluding excise tax through April 1, 2025. In the first quarter of fiscal 2025, we used approximately $130.0 million of the net proceeds from the 2030 Note issuance to repurchase approximately 2.4 million shares of our common stock. In total, we repurchased 2.6 million shares at a cost of $141.4 million, excluding excise tax during the first quarter of fiscal 2025. We repurchased 0.4 million shares at a cost of $12.5 million, excluding excise tax during the first quarter of fiscal 2024.

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

As of April 1, 2025, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a summary of new accounting standards.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The following discussion of market risks contains forward-looking statements and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report, Part II, Item 1A of this report, “Risk Factors,” and with the following items in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7; and the cautionary statements included throughout the report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

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

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2025, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of April 1, 2025, we had no hedging contracts in place.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the first quarter of both fiscal 2025 and 2024, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.0 million.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Loan Agreement that is indexed to market rates. As of April 1, 2025, we had no outstanding borrowings under the Loan Agreement. Based on outstanding borrowings at December 31, 2024, a hypothetical 1% rise in interest rates would have increased interest expense by $1.1 million, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our long-term debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at April 1, 2025 and December 31, 2024, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $2.8 million and $2.9 million at April 1, 2025 and December 31, 2024, respectively.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of April 1, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended April 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.   Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

We are supplementing the risk factors disclosed in our Annual Report as follows:

The indentures governing our outstanding 2026 Notes and 2030 Notes will not restrict us from incurring additional indebtedness, and the 2026 Notes, the 2030 Notes and the incurrence of any additional indebtedness could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the 2026 Notes and 2030 Notes.

As of April 1, 2025, we had approximately $644.0 million in principal amount of consolidated indebtedness, including $69.0 million aggregate principal amount of convertible senior notes due 2026 (“2026 Notes”) and $575.0 million aggregate principal amount of convertible senior notes due 2030 (“2030 Notes” and together with the 2026 Notes, “Notes”). The indentures governing the Notes do not contain any meaningful restrictive covenants and do not prohibit us or our subsidiaries from incurring additional indebtedness in the future. Accordingly, we may incur a significant amount of additional indebtedness to meet future financing needs. The incurrence of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock, the 2026 Notes and the 2030 Notes.

We have the right to elect to settle conversion of the 2026 Notes and/or the 2030 Notes either entirely in cash or in combination of cash and shares of common stock. Our election to convert the 2026 Notes and/or the 2030 Notes into common stock may further dilute the economic and voting rights of our existing stockholders and/or reduce the market price of our common stock. In addition, the market’s expectation that conversions may occur could depress the trading price of our common stock even in the absence of actual conversions. Moreover, the expectation of conversions could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.

We may also conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved approximately 0.4 million shares of common stock for grant under our The Cheesecake Factory Incorporated Stock Incentive Plan as of April 1, 2025. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

Hedging activity by investors in the 2026 Notes and/or the 2030 Notes could depress the trading price of our common stock.

We expect that many investors in the 2026 Notes and the 2030 Notes, including potential purchasers of the 2026 Notes and the 2030, will seek to employ a convertible note arbitrage strategy. Under this strategy, investors typically short sell a certain number of shares of our common stock and adjust their short position over time while they continue to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of, or in addition to, short selling shares of our common stock. This market activity, or the market’s perception that it will occur, could depress the trading price of our common stock.

Provisions in the indentures governing the 2026 Notes and the 2030 Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Notes and the indentures governing the Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (which is defined in the indentures governing the Notes to include certain change-of-control events and the delisting of our common stock), then noteholders will have the right to require us to repurchase their Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (which is defined in the indentures governing the Notes to include, among other events, fundamental changes and certain additional business combination transactions), then we may be required to temporarily increase the conversion rate for the Notes. In either case, and in other cases, our obligations under the Notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.

We may be unable to raise the funds necessary to repurchase the 2026 Notes and/or the 2030 Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the Notes or pay cash upon their conversion.

Noteholders of our outstanding Notes may, subject to limited exceptions, require us to repurchase their Notes following a “fundamental change” (which is defined in the indentures governing the Notes to include certain change-of-control events and the delisting of our common stock) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, all conversions of the Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the Loan Agreement or any future indebtedness may restrict our ability to repurchase the Notes or pay the cash amounts due upon conversion. For example, the Loan Agreement restricts us from paying cash upon conversion of the Notes in an amount that exceeds the sum of (i) the principal amount being converted and (ii) any payments received by us or any of our subsidiaries pursuant to the exercise, settlement or termination of any related permitted bond hedge transaction.

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

Our failure to repurchase the Notes or pay the cash amounts due upon conversion when required will constitute a default under the indentures governing the Notes. A default under the indentures governing the Notes or the fundamental change itself could also lead to a default under the Loan Agreement and agreements governing our other or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under such indebtedness and the Notes.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended April 1, 2025 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share (2)	or Programs	Programs
January 1 — February 4, 2025	40	$49.18	—	3,901
February 5 — March 4, 2025	2,545	54.35	—	1,356
March 5 — April 1, 2025	21	50.80	—	1,335
Total	2,606		—
(1)	The total number of shares purchased include 216,849 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.
(2)	The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 59.7 million shares at a total cost of $1,971.0 million, excluding excise tax, through April 1, 2025 with 2.6 million shares repurchased at a cost of $141.4 million, excluding excise tax, during the first quarter of fiscal 2025. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Item 5.   Other Information.

During the fiscal quarter ended April 1, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/ Furnished with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	8-K	000-20574	3.1	6/4/24
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated, amended and restated on October 26, 2022	8-K	000-20574	3.1	11/1/22
4.1	Indenture, dated as of February 28, 2025, between The Cheesecake Factory Incorporated and U.S. Bank Trust Company, National Association, as trustee	8-K	000-20574	4.1	2/28/25
4.2	Form of certificate representing the 2.00% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.1)	8-K	000-20574	4.2	2/28/25
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Furnished herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Furnished herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2025, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2025	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)