Form 10-Q
period 2025-07-01
CHEESECAKE FACTORY INC
filed 2025-08-04
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2025

or

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

As of July 28, 2025, 49,810,427 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 1,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$148,763	$84,176
Accounts and other receivables	90,521	112,503
Income taxes receivable	15,507	17,417
Inventories	66,413	64,526
Prepaid expenses	58,185	54,691
Total current assets	379,389	333,313
Property and equipment, net	864,543	840,773
Other assets:
Intangible assets, net	252,132	251,789
Operating lease assets	1,434,197	1,400,351
Other	221,643	215,534
Total other assets	1,907,972	1,867,674
Total assets	$3,151,904	$3,041,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,149	$62,092
Gift card liabilities	196,293	226,810
Operating lease liabilities	149,390	157,138
Other accrued expenses	263,607	265,380
Current portion of long-term debt	68,614	—
Total current liabilities	737,053	711,420

Long-term debt	559,623	452,062
Operating lease liabilities	1,322,543	1,299,020
Other noncurrent liabilities	131,737	135,803
Total liabilities	2,750,956	2,598,305
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 109,448,529 shares issued and 49,784,613 shares outstanding at July 1, 2025 and 108,387,574 shares issued and 51,332,298 shares outstanding at December 31, 2024	1,094	1,084
Additional paid-in capital	993,963	956,107
Retained earnings	1,379,162	1,317,828
Treasury stock inclusive of excise tax, 59,663,916 and 57,055,276 shares at cost at July 1, 2025 and December 31, 2024, respectively	(1,972,286)	(1,829,953)
Accumulated other comprehensive loss	(985)	(1,611)
Total stockholders’ equity	400,948	443,455
Total liabilities and stockholders’ equity	$3,151,904	$3,041,760

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024

Revenues	$955,825	$904,042	$1,883,022	$1,795,265

Costs and expenses:
Food and beverage costs	205,843	201,694	408,104	404,947
Labor expenses	333,519	317,282	664,594	638,212
Other operating costs and expenses	255,722	239,097	502,147	472,638
General and administrative expenses	58,778	54,384	118,710	114,750
Depreciation and amortization expenses	26,860	24,960	52,942	49,716
Impairment of assets and lease termination expenses/(income)	222	(188)	600	1,895
Acquisition-related contingent consideration, compensation and amortization expenses	1,012	1,146	2,010	2,267
Preopening costs	9,047	6,975	17,134	12,855
Total costs and expenses	891,003	845,350	1,766,241	1,697,280
Income from operations	64,822	58,692	116,781	97,985
Interest expense, net	(2,873)	(2,761)	(5,201)	(5,539)
Loss on extinguishment of debt	—	—	(15,891)	—
Other income, net	280	413	1,023	1,430
Income before income taxes	62,229	56,344	96,712	93,876
Income tax provision	7,417	3,900	8,959	8,241
Net income	$54,812	$52,444	$87,753	$85,635

Net income per share:
Basic	$1.18	$1.10	$1.87	$1.79
Diluted (Note 10)	$1.14	$1.08	$1.80	$1.76

Weighted-average shares outstanding:
Basic	46,391	47,702	46,958	47,726
Diluted	48,102	48,775	48,679	48,685

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024

Net income	$54,812	$52,444	$87,753	$85,635
Other comprehensive gain/(loss):
Foreign currency translation adjustment	616	(124)	626	(377)
Other comprehensive gain/(loss)	616	(124)	626	(377)
Total comprehensive income	$55,428	$52,320	$88,379	$85,258

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

For the twenty-six weeks ended July 1, 2025:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss)/Income	Total
Balance, December 31, 2024	108,388	$1,084	$956,107	$1,317,828	$(1,829,953)	$(1,611)	$443,455
Net income	—	—	—	32,941	—	—	32,941
Foreign currency translation adjustment	—	—	—	—	—	10	10
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,081)	—	—	(13,081)
Stock-based compensation	574	6	7,629	—	—	—	7,635
Common stock issued under stock-based compensation plans	230	2	10,801	—	—	—	10,803
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(142,358)	—	(142,358)
Balance, April 1, 2025	109,192	$1,092	$974,537	$1,337,688	$(1,972,311)	$(1,601)	$339,405
Net income	—	—	—	54,812	—	—	54,812
Foreign currency translation adjustment	—	—	—	—	—	616	616
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,338)	—	—	(13,338)
Stock-based compensation	(17)	—	7,248	—	—	—	7,248
Common stock issued under stock-based compensation plans	274	2	12,178	—	—	—	12,180
Treasury stock purchases, inclusive of excise tax	—	—	—	—	25	—	25
Balance, July 1, 2025	109,449	$1,094	$993,963	$1,379,162	$(1,972,286)	$(985)	$400,948

For the twenty-six weeks ended July 2, 2024:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss)/Income	Total
Balance, January 2, 2024	107,195	$1,072	$913,442	$1,216,239	$(1,811,997)	$(694)	$318,062
Net income	—	—	—	33,191	—	—	33,191
Foreign currency translation adjustment	—	—	—	—	—	(253)	(253)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,764)	—	—	(13,764)
Stock-based compensation	680	7	7,691	—	—	—	7,698
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(12,496)	—	(12,496)
Balance, April 2, 2024	107,875	$1,079	$921,133	$1,235,666	$(1,824,493)	$(947)	$332,438
Net income	—	—	—	52,444	—	—	52,444
Foreign currency translation adjustment	—	—	—	—	—	(124)	(124)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,771)	—	—	(13,771)
Stock-based compensation	42	—	6,882	—	—	—	6,882
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(3,889)	—	(3,889)
Balance, July 2, 2024	107,917	$1,079	$928,015	$1,274,339	$(1,828,382)	$(1,071)	$373,980

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024
Cash flows from operating activities:
Net income	$87,753	$85,635
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	52,942	49,716
Impairment of assets and lease termination expenses	236	606
Loss on debt extinguishment	15,891	—
Deferred income taxes	2,239	2,511
Stock-based compensation	14,770	14,475
Payment of deferred consideration and compensation in excess of acquisition-date fair value	(8,714)	(6,506)
Changes in assets and liabilities:
Accounts and other receivables	25,127	28,462
Income taxes receivable/payable	1,910	(4,185)
Inventories	(1,882)	(13,342)
Prepaid expenses	(3,503)	(5,958)
Operating lease assets/liabilities	(18,021)	(16,729)
Other assets	(8,294)	(8,838)
Accounts payable	(2,165)	4,351
Gift card liabilities	(30,523)	(30,568)
Other accrued expenses	7,997	(5,185)
Cash provided by operating activities	135,763	94,445
Cash flows from investing activities:
Additions to property and equipment	(84,365)	(66,297)
Additions to intangible assets	(537)	(680)
Other	—	173
Cash used in investing activities	(84,902)	(66,804)
Cash flows from financing activities:
Repayments on credit facility	(110,000)	—
Proceeds from long-term convertible debt	575,000	—
Repayment on long-term convertible debt, including premium on extinguishment	(289,800)	—
Issuance costs associated with long-term debt	(16,503)	—
Proceeds from exercise of stock options	22,983	—
Common stock dividends paid	(26,810)	(26,693)
Treasury stock purchases, inclusive of excise tax	(141,490)	(16,365)
Cash provided by/ (used in) financing activities	13,380	(43,058)
Foreign currency translation adjustment	346	(219)
Net change in cash and cash equivalents	64,587	(15,636)
Cash and cash equivalents at beginning of period	84,176	56,290
Cash and cash equivalents at end of period	$148,763	$40,654

Supplemental disclosures:
Interest paid	$2,184	$7,348
Income taxes paid	$5,373	$11,122
Construction payable	$19,443	$17,965

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2025 consists of 52 weeks and will end on December 30, 2025. Fiscal year 2024 ended on December 31, 2024 and was also a 52-week year.

Beginning with our Form 10-Q for the first quarter of fiscal year 2025, we separately disclosed interest expense, net and other income, net on the condensed consolidated statement of income. Corresponding prior year balances were reclassified to conform to the current year presentation.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	July 1, 2025
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$116,084	$—	$—
Non-qualified deferred compensation liabilities	(116,177)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(12,821)

	December 31, 2024
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$108,093	$—	$—
Non-qualified deferred compensation liabilities	(108,166)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(20,155)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024

Beginning balance	$20,155	$25,495
Payment	(8,714)	(6,506)
Change in fair value	1,380	1,636
Ending balance	$12,821	$20,625

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liabilities on July 1, 2025 was $0.0 million to $142.4 million. Results could change materially if different estimates and assumptions were used. During the first six months of fiscal 2025 and 2024, we made payments of $8.7 million and $6.5 million, respectively, per the Fox Restaurant Concept LLC (“FRC”) acquisition agreement.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts due to their short duration. The fair value of our Revolver Facility (as defined below) approximates carrying value due to the variable interest rate.

As of July 1, 2025, we had $69.0 million aggregate principal amount of convertible senior notes due 2026 (“2026 Notes”) outstanding. The estimated fair value of the 2026 Notes based on a market approach as of July 1, 2025 was approximately $69.7 million and was determined based on the estimated or actual bids and offers of the 2026 Notes in an over-the-counter market on the last business day of the reporting period. The increase in the fair value of the 2026 Notes was primarily due to an increase in our stock price from the date of the issuance of the 2026 Notes. As of July 1, 2025, we had $575.0 million aggregate principal amount of convertible senior notes due 2030 (“2030 Notes”) outstanding. The estimated fair value of the 2030 Notes based on a market approach as of July 1, 2025 was approximately $629.6 million and was determined based on the estimated or actual bids and offers of the 2030 Notes in an over-the-counter market on the last business day of the reporting period. The increase in the fair value of the 2030 Notes was primarily due to an increase in our stock price from the date of the issuance of the 2030 Notes. See Note 5 for further discussion of the 2026 Notes and 2030 Notes.

3.   Inventories

Inventories consisted of (in thousands):

	July 1, 2025	December 31, 2024
Restaurant food and supplies	$34,174	$35,141
Bakery finished goods and work in progress	22,399	20,210
Bakery raw materials and supplies	9,840	9,175
Total	$66,413	$64,526

4.   Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Gift card liabilities:
Beginning balance	$199,855	$196,236	$226,810	$222,915
Activations	29,471	28,074	50,144	48,642
Redemptions and breakage	(33,033)	(31,966)	(80,661)	(79,213)
Ending balance	$196,293	$192,344	$196,293	$192,344

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Gift card contract assets:
Beginning balance	$17,080	$17,598	$18,447	$19,111
Deferrals	2,833	3,135	5,201	5,559
Amortization	(3,624)	(3,833)	(7,359)	(7,770)
Ending balance	$16,289	$16,900	$16,289	$16,900

5.   Debt

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

As of December 31, 2024, we had net availability for borrowings of $256.5 million, based on a $110.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility. In the first quarter of fiscal 2025 we repaid $110.0 million on the Revolver Facility. As of July 1, 2025, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “ Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90. The Net Adjusted Leverage Ratio includes a rental expense multiplier of six. As of July 1, 2025, we were in compliance with all the foregoing covenants in effect at that date.

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

The 2030 Notes accrue interest at a rate of 2.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. The 2030 Notes will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. Before November 15, 2029, noteholders will have the right to convert their 2030 Notes only upon the occurrence of certain events, including but not limited to, the Company’s common stock trading above 130% of the conversion price for a specific period, the 2030 Notes per $1,000 in principal amount trading below 98% of the product of the trading price of the Company’s common stock and the conversion rate for a specific period, and certain fundamental changes to corporate structure. From and after November 15, 2029, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. The kind and amount of consideration due upon conversion will be determined based on the conversion value of the 2030 Notes, measured proportionately for each trading day in an “Observation Period” (as defined in the 2030 Indenture) consisting of 35 trading days, and settled following the completion of that Observation Period. The consideration due in respect of each trading day in the Observation Period will consist of cash, up to at least the proportional amount of the principal amount being converted, and any excess of the proportional conversion value for that trading day that will not be settled in cash will be settled in shares of our common stock. The initial conversion rate is 14.1377 shares of our common stock per $1,000 principal amount of 2030 Notes, which represents an initial conversion price of approximately $70.73 per share of our common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, but will not be adjusted for regular quarterly dividends that do not exceed the dividend threshold (initially equal to $0.27 per share of common stock as defined in the 2030 Indenture). In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2030 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of July 1, 2025, the conversion rate for the 2030 Notes was 14.1377 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.73 per share of common stock.

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

As of July 1, 2025, the 2030 Notes had a gross principal balance of $575.0 million and a balance of $559.6 million, net of unamortized issuance costs of $15.4 million. The net carrying value of the 2030 Notes is included in long-term debt within total liabilities on the condensed consolidated balance sheet. Total amortization expense was $0.8 million and $1.1 million during the thirteen and twenty-six weeks ended July 1, 2025. The effective interest rate for the 2030 Notes was 2.57% as of July 1, 2025.

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

The 2026 Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The 2026 Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their 2026 Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their 2026 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any 2026 Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the 2026 Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2026 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of July 1, 2025, the conversion rate for the 2026 Notes was 14.0195 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents a conversion price of approximately $71.33 per share of common stock. In connection with the cash dividend that was declared by our Board of Directors (“Board”) on July 23, 2025, on August 11, 2025 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2026 Notes in accordance with the terms.

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

As of July 1, 2025, the 2026 Notes had a gross principal balance of $69.0 million and a balance of $68.6 million, net of unamortized issuance costs of $0.4 million. The net carrying value of the 2026 Notes is included in current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet. Total amortization expense was $0.1 million and $0.5 million during the thirteen and twenty-six weeks ended July 1, 2025, respectively. Total amortization expense was $0.5 million and $1.0 million during the thirteen and twenty-six weeks ended July 2, 2024, respectively. The effective interest rate for the 2026 Notes was 0.96% as of July 1, 2025.

6.   Leases

Components of lease expense were as follows (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Operating	$41,871	$38,158	$82,983	$75,548
Variable	24,102	23,438	46,934	45,901
Short-term	43	38	82	82
Total	$66,016	$61,634	$129,999	$121,531

Supplemental information related to leases (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$95,254	$76,556
Right-of-use assets obtained in exchange for new operating lease liabilities	59,418	23,198

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

8.   Stockholders’ Equity

Common Stock – Dividends and Share Repurchases

On April 24, 2025, our Board declared a quarterly cash dividend of $0.27 per share which was paid on May 27, 2025 to the stockholders of record of each share of our common stock at the close of business on May 14, 2025. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Notes 5 and 12 for further discussion of our debt and dividends declared subsequent to July 1, 2025, respectively.)

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 59.7 million shares at a total cost of $1,971.2 million, excluding excise tax, through July 1, 2025, with 2,525 shares and

2.6 million shares repurchased at a cost of $0.1 million and $141.5 million, excluding excise tax, during the thirteen and twenty-six weeks ended July 1, 2025, respectively, inclusive of the 2.4 million shares of our common stock repurchased concurrently with the 2030 Notes issuance in privately negotiated transactions on February 28, 2025. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that result from equity compensation grants and to supplement our earnings per share growth.

Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Share repurchases may be made from time to time in open market purchases, privately-negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or otherwise. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the FRC acquisition agreement, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under the Loan Agreement that limit share repurchases based on a defined ratio. (See Note 5 for further discussion of our debt.)

9.   Stock-Based Compensation

We maintain stock-based incentive plans under which incentive stock options, non-qualified stock options, stock appreciation rights, restricted shares and restricted share units may be granted to staff members, consultants and non-employee directors.

On March 26, 2025, our Board approved an amendment to our The Cheesecake Factory Incorporated Stock Incentive Plan (the “Plan”) to increase the number of shares of common stock authorized for issuance under the Plan by 6.0 million shares to 13.15 million shares from 7.15 million shares (the “Plan Amendment”). This Plan Amendment was approved by our stockholders at our 2025 annual meeting held on May 22, 2025.

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024

Labor expenses	$2,542	$2,566	$4,979	$5,061
Other operating costs and expenses	101	78	200	156
General and administrative expenses	4,546	4,182	9,591	9,258
Total stock-based compensation	7,189	6,826	14,770	14,475
Income tax benefit	1,759	1,706	3,629	3,614
Total stock-based compensation, net of taxes	$5,430	$5,120	$11,141	$10,861

Capitalized stock-based compensation (1)	$59	$56	$113	$105
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

We did not issue any stock options during the second quarters of fiscal 2025 and fiscal 2024. Stock option activity during the twenty-six weeks ended July 1, 2025 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2024	1,167	$45.77	3.1	$4,163.6
Granted	—	—
Exercised	(505)	45.56
Forfeited or cancelled	(154)	61.46
Outstanding at July 1, 2025	508	$41.22	4.5	$11,425.8

Exercisable at July 1, 2025	419	$42.25	3.7	$8,997.1
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period-end date.

The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 1, 2025 was $2.8 million and $4.3 million, respectively. There were no options exercised during the thirteen and twenty-six weeks ended July 2, 2024. As July 1, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $1.1 million, which we expect to recognize over a weighted-average period of approximately 3.4 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended July 1, 2025 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at December 31, 2024	3,239	$38.02
Granted	628	51.89
Vested	(614)	39.69
Forfeited	(69)	38.12
Outstanding at July 1, 2025	3,184	$40.44

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the second quarter of fiscal 2025 and 2024 was $52.35 and $37.25, respectively. The fair value of shares that vested during the thirteen and twenty-six weeks ended July 1, 2025 was $2.0 million and $24.4 million, respectively. The fair value of shares that vested during the thirteen and twenty-six weeks ended July 2, 2024 was $4.7 million and $22.5 million, respectively. As of July 1, 2025, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $72.6 million, which we expect to recognize over a weighted-average period of approximately 3.0 years.

10.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of July 1, 2025 and July 2, 2024, an aggregate of 3.2 million and 3.1 million shares, respectively, of restricted stock and restricted stock units issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

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

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024

	(In thousands, except per share data)
Net income	$54,812	$52,444	$87,753	$85,635

Basic weighted-average shares outstanding	46,391	47,702	46,958	47,726
Dilutive effect of equity awards (1)	1,711	1,073	1,721	959
Diluted weighted-average shares outstanding	48,102	48,775	48,679	48,685

Basic net income per share	$1.18	$1.10	$1.87	$1.79

Diluted net income per share	$1.14	$1.08	$1.80	$1.76
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 0.8 million and 2.6 million for July 1, 2025 and July 2, 2024, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the 2026 Notes or 2030 Notes were included in the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

For the thirteen weeks ended July 1, 2025

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$683,257	$90,830	$90,178	$91,560	$955,825

Costs and expenses:
Food and beverage costs	147,377	19,835	19,794	18,837	205,843
Labor expenses	231,241	33,519	33,445	35,314	333,519
Other operating costs and expenses	178,142	24,057	27,229	26,294	255,722
General and administrative expenses	—	—	—	58,778	58,778
Depreciation and amortization expenses	16,196	3,074	3,264	4,326	26,860
Impairment of assets and lease termination expenses	196	—	15	11	222
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	315	697	1,012
Preopening costs	3,558	1,946	2,202	1,341	9,047
Total costs and expenses	576,710	82,431	86,264	145,598	891,003
Income/(loss) from operations	$106,547	$8,399	$3,914	$(54,038)	$64,822

Capital expenditures	$21,437	$4,996	$8,068	$7,048	$41,549

For the thirteen weeks ended July 2, 2024

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$676,697	$75,514	$73,637	$78,194	$904,042

Costs and expenses:
Food and beverage costs	151,768	17,412	16,648	15,866	201,694
Labor expenses	230,651	27,787	26,740	32,104	317,282
Other operating costs and expenses	174,345	21,074	21,368	22,310	239,097
General and administrative expenses	—	—	—	54,384	54,384
Depreciation and amortization expenses	16,257	2,322	2,790	3,591	24,960
Impairment of assets and lease termination (income)/expenses	267	—	—	(455)	(188)
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	315	831	1,146
Preopening costs	2,374	1,412	2,186	1,003	6,975
Total costs and expenses	575,662	70,007	70,047	129,634	845,350
Income/(loss) from operations	$101,035	$5,507	$3,590	$(51,440)	$58,692

Capital expenditures	$11,701	$5,433	$6,861	$5,192	$29,187

For the twenty-six weeks ended July 1, 2025

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$1,355,991	$174,240	$177,602	$175,189	$1,883,022

Costs and expenses:
Food and beverage costs	295,032	38,250	38,943	35,879	408,104
Labor expenses	464,632	65,436	65,007	69,519	664,594
Other operating costs and expenses	352,746	46,677	52,794	49,930	502,147
General and administrative expenses	—	—	—	118,710	118,710
Depreciation and amortization expenses	32,422	5,872	6,299	8,349	52,942
Impairment of assets and lease termination expenses	271	—	315	14	600
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	631	1,379	2,010
Preopening costs	4,908	4,626	4,995	2,605	17,134
Total costs and expenses	1,150,011	160,861	168,984	286,385	1,766,241
Income/(loss) from operations	$205,980	$13,379	$8,618	$(111,196)	$116,781

Capital expenditures	$47,588	$11,126	$10,748	$14,903	$84,365

For the twenty-six weeks ended July 2, 2024

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$1,344,491	$146,388	$147,866	$156,520	$1,795,265

Costs and expenses:
Food and beverage costs	305,338	34,449	33,234	31,926	404,947
Labor expenses	465,863	54,989	52,856	64,504	638,212
Other operating costs and expenses	346,826	40,566	42,138	43,108	472,638
General and administrative expenses	—	—	—	114,750	114,750
Depreciation and amortization expenses	33,100	4,293	5,215	7,108	49,716
Impairment of assets and lease termination expenses/(income)	2,126	—	—	(231)	1,895
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	631	1,636	2,267
Preopening costs	4,132	3,414	3,910	1,399	12,855
Total costs and expenses	1,157,385	137,711	137,984	264,200	1,697,280
Income/(loss) from operations	$187,106	$8,677	$9,882	$(107,680)	$97,985

Capital expenditures	$30,582	$15,363	$10,279	$10,073	$66,297

The following table presents information related to segment assets (in thousands):

	July 1, 2025	December 31, 2024
Total assets:
The Cheesecake Factory Restaurants	$1,600,431	$1,545,227
North Italia	434,688	419,812
Other FRC	441,432	420,957
Other	675,353	655,764
Total	$3,151,904	$3,041,760

12.   Subsequent Events

On July 23, 2025, our Board declared a quarterly cash dividend of $0.27 per share to be paid on August 26, 2025 to the stockholders of record of each share of our common stock at the close of business on August 12, 2025.

On July 4, 2025, the U.S. enacted H.R. 1 (a bill “To provide for reconciliation pursuant to Title II of H. Con. Res. 14”). The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions and provides for the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. Management is currently evaluating the provisions of H.R. 1 to determine the impact on our consolidated financial statements.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of geopolitical and macroeconomic factors on our financial condition and our results of operations, financial guidance and projections, as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, share repurchases, capital structure and leverage, corporate strategy, potential price increases, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage market risks and cost pressures, including increasing wage rates and insurance costs, and increase margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand The Cheesecake Factory internationally; support the growth of North Italia, Flower Child and additional brands within our Fox Restaurant Concepts (“Other FRC”) restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including trade policy, changes in interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; pandemics and related containment measures, including the potential for quarantines or restriction on in-person dining; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia, Flower Child and Other FRC concepts; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development and related permitting; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation, including the provisions of H.R. I enacted on July 4, 2025; changes in laws impacting our business; adverse weather conditions and natural disasters in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 363 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (216 locations), North Italia® (46 locations), Flower Child® (42 locations) and additional brands within our FRC portfolio (52 locations). Internationally, 34 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

Overview

Our strategy is driven by our commitment to customer satisfaction and is focused primarily on menu innovation, service and operational execution to differentiate ourselves from other restaurant concepts and drive competitively strong performance that is sustainable. Financially, we are focused on prudently managing expenses at our restaurants, bakery facilities and corporate support center, and leveraging our size to make the best use of our purchasing power.

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

Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative (“G&A”) expenses and preopening expenses. Our objective is to drive margin expansion by leveraging incremental sales to increase restaurant-level margins at The Cheesecake Factory concept, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense over time and optimizing our restaurant portfolio.

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

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs	21.6	22.3	21.7	22.6
Labor expenses	34.9	35.1	35.3	35.5
Other operating costs and expenses	26.8	26.4	26.7	26.3
General and administrative expenses	6.1	6.0	6.3	6.4
Depreciation and amortization expenses	2.8	2.8	2.8	2.8
Impairment of assets and lease termination expenses/(income)	0.0	0.0	0.0	0.1
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	0.1	0.1	0.1
Preopening costs	0.9	0.8	0.9	0.7
Total costs and expenses	93.2	93.5	93.8	94.5
Income from operations	6.8	6.5	6.2	5.5
Interest expense, net	(0.3)	(0.3)	(0.3)	(0.3)
Loss on extinguishment of debt,	—	—	(0.8)	—
Other income, net	0.0	0.0	(0.0)	0.0
Income before income taxes	6.5	6.2	5.1	5.2
Income tax provision	0.8	0.4	0.4	0.4
Net income	5.7%	5.8%	4.7%	4.8%

Thirteen Weeks Ended July 1, 2025 Compared to Thirteen Weeks Ended July 2, 2024

Revenues

Revenues increased 5.7% to $955.8 million for the fiscal quarter ended July 1, 2025 compared to $904.0 million for the comparable prior year period, primarily due to additional revenue related to new restaurant openings and an increase in comparable restaurant sales.

The Cheesecake Factory Restaurants sales increased 1.0% to $683.3 million for the second quarter of fiscal 2025, compared to $676.7 million for the second quarter of fiscal 2024. Average sales per restaurant operating week increased 1.8% to $245,335 in the second quarter of fiscal 2025 from $240,989 in the second quarter of fiscal 2024. Total operating weeks at The Cheesecake Factory Restaurants decreased 0.8% to 2,785 in the second quarter of fiscal 2025 compared to 2,808 in the prior year. The Cheesecake Factory comparable sales increased by 1.2%, or $8.1 million, from the second quarter of fiscal 2024 primarily driven by an increase in average check of 2.3% (based on an increase of 4.4% in menu pricing, partially offset by a 2.1% negative change from menu mix), partially offset by decreased customer traffic of 1.1%. We implemented menu price increases of approximately 2.4% and 2.0% in the first quarter of fiscal 2025 and the third quarter of fiscal 2024, respectively. We are in the process of implementing approximately a 1.5% menu price increase in the third quarter of fiscal 2025. Sales through the off-premise channel comprised approximately 21% of our restaurant sales during both the second quarter of fiscal 2025 and fiscal 2024. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most are for more than one customer.

North Italia sales increased 20.3% to $90.8 million for the second quarter of fiscal 2025, compared to $75.5 million for the second quarter of fiscal 2024. Average sales per restaurant operating week increased 1.6% to $153,689 in the second quarter of fiscal 2025 from $151,330 in the second quarter of fiscal 2024. Total operating weeks at North Italia increased 18.4% to 591 in the second quarter of fiscal 2025 compared to 499 in the prior year. North Italia comparable sales decreased approximately 1% from the second quarter of fiscal 2024. The decrease from fiscal 2024 was primarily driven by decreased customer traffic of 4%, partially offset by an increase in average check of 3% (based on an increase of 4% in menu pricing, partially offset by a 1% negative impact from mix). We implemented menu price increases of approximately 2.0% and 2.3% in the second quarter of fiscal 2025 and the fourth quarter of fiscal 2024, respectively.

Flower Child sales increased 34.8% to $48.2 million for the second quarter of fiscal 2025, compared to $35.7 million for the second quarter of fiscal 2024. Flower Child sales per restaurant operating week increased 6.4% to $91,400 in the second quarter of fiscal 2025 from $85,867 in the second quarter of fiscal 2024. Total operating weeks at Flower Child increased 26.7% to 527 in the second quarter of fiscal 2025 compared to 416 in the prior year. Flower Child comparable sales increased approximately 4% from the second quarter of fiscal 2024. The increase from the second quarter of fiscal 2024 includes an increase of 1.5% in menu pricing.

Other FRC sales increased 22.5% to $90.2 million for the second quarter of fiscal 2025, compared to $73.6 million for the second quarter of fiscal 2024. Other FRC average sales per restaurant operating week increased 2.0% to $136,841 in the second quarter of fiscal 2025 from $134,131 in the second quarter of fiscal 2024. Average sales per restaurant operating week were impacted by new restaurant openings, as well as the concept mix and an increase in comparable sales. Total operating weeks at Other FRC increased 20.0% to 659 in the second quarter of fiscal 2025 compared to 549 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. As of July 1, 2025, there were three The Cheesecake Factory Restaurants, 11 North Italia restaurants and 12 Flower Child locations not yet in their respective comparable sales bases. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party bakery customers. As a percentage of revenues cost of sales was 21.6% and 22.3% in the second quarters of fiscal 2025 and 2024, respectively, primarily due to favorable commodity inflation across most categories (0.6%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 34.9% and 35.1% in the second quarters of fiscal 2025 and 2024, respectively. This decrease was primarily due to menu price increases in excess of wage rate inflation, and improved staffing levels and productivity (0.7%), partially offset by higher group medical costs due to larger claim activity (0.5%).

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, and incentive compensation, as well as bakery production overhead. As a percentage of revenues, other operating costs and expenses were 26.8% and 26.4% in the second quarter of fiscal 2025 and 2024, respectively. This variance was primarily driven by higher facility related costs (0.3%).

Impairment of Assets and Lease Termination Expenses

During the second quarter of fiscal 2025, we recorded impairment of assets and lease termination expenses of $0.2 million primarily related to lease termination costs for one The Cheesecake Factory location. During the second quarter of fiscal 2024, we recorded impairment of assets and lease terminations income of $0.2 million primarily related to lease termination income for one Flower Child location.

Preopening Costs

Preopening costs were $9.0 million and $7.0 million in the second quarter of fiscal 2025 and 2024, respectively. We opened two The Cheesecake Factory, one North Italia, three Flower Child and two Other FRC locations in the second quarter of fiscal 2025 compared to one The Cheesecake Factory, one North Italia, two Flower Child and one Other FRC locations in the second quarter of fiscal 2024. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included in preopening costs are expenses for maintaining a roster of trained managers for pending opening and the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Income Tax Provision

Our effective income tax rate was 11.9% and 6.9% for the second quarter of fiscal 2025 and 2024, respectively. The increase was primarily due to leverage on higher annual forecasted income before taxes, predominantly related to employment credits (2.4%), non-deductible costs in fiscal 2025 associated with the repurchase of our 2026 Notes (2.2%), an increase in non-deductible executive compensation (1.1%) and a change to our reserve for uncertain tax positions (0.9%). These factors were offset by higher employment credits in the second quarter of fiscal 2025 (1.2%).

Twenty-Six Weeks Ended July 1, 2025 Compared to Twenty-Six Weeks Ended July 2, 2024

Revenues increased 4.9% to $1,883.0 million for the first six months ended July 1, 2025 compared to $1,795.3 million for the comparable prior year period, primarily due to additional revenue related to new restaurant openings and an increase in comparable restaurant sales.

The Cheesecake Factory Restaurants sales increased 0.9% to $1,356.0 million for the for the first six months of fiscal 2025, compared to $1,344.5 million for the first six months of fiscal 2024. Average sales per restaurant operating week increased 1.5% to $243,009 in the first six months of fiscal 2025 from $239,446 in the first six months of fiscal 2024. Total operating weeks at The Cheesecake Factory restaurants decreased 0.6% to 5,580 in the first six months of fiscal 2025 compared to 5,615 in the prior year. The Cheesecake Factory comparable sales increased by 1.1%, or $14.6 million, from the first six months of fiscal 2024 primarily driven by an increase in average check of 2.2% (based on an increase of 4.4% in menu pricing, partially offset by a 2.2% negative change from menu mix), partially offset by decreased customer traffic of 1.1%. Sales through the off-premise channel comprised approximately 21% of our restaurant sales during both the first six months of fiscal 2025 and fiscal 2024.

North Italia sales increased 19.0% to $174.2 million for the first six months of fiscal 2025, compared to $146.4 million for the first six months of fiscal 2024. Average sales per restaurant operating week increased 1.2% to $151,382 in the first six months of fiscal 2025 from $149,528 in the first six months of fiscal 2024. Total operating weeks at North Italia increased 17.6% to 1,151 in the first six months of fiscal 2025 compared to 979 in the prior year. North Italia comparable sales decreased approximately 1% from the first six months of fiscal 2024. The decrease from fiscal 2024 was primarily driven by decreased customer traffic of 4%, partially offset by an increase in average check of 3% (based on an increase of 4% in menu pricing, partially offset by a 1% negative impact from mix).

Flower Child sales increased 30.5% to $91.6 million for the first six months of fiscal 2025, compared to $70.2 million for the first six months of fiscal 2024. Flower Child sales per restaurant operating week increased 6.1% to $89,920 in the first six months of fiscal 2025 from $84,775 in the first six months of fiscal 2024. Total operating weeks at Flower Child increased 23.1% to 1,019 in the first six months of fiscal 2025 compared to 828 in the prior year. Flower Child comparable sales increased approximately 5% from fiscal 2024. The increase from fiscal 2024 includes an increase of 2% in menu pricing.

Other FRC sales increased 20.1% to $177.6 million for the first six months of fiscal 2025, compared to $147.9 million for the first six months of fiscal 2024. Other FRC average sales per restaurant operating week increased 0.9% to $138,212 in the first six months of fiscal 2025 from $137,040 in the first six months of fiscal 2024. Average sales per restaurant operating week were impacted by new restaurant openings, as well as the concept mix and an increase in comparable sales. Total operating weeks at Other FRC increased 19.1% to 1,285 in the first six months of fiscal 2025 compared to 1,079 in the prior year.

Food and Beverage Costs

As a percentage of revenues cost of sales was 21.7% and 22.6% in the first six months of fiscal 2025 and 2024, respectively, primarily due to favorable commodity inflation across most categories (0.6%) and a shift in sales mix (0.2%).

Labor Expenses

As a percentage of revenues, labor expenses, were 35.3% and 35.5% in the first six months of fiscal 2025 and 2024, respectively. This decrease was primarily due to menu price increases in excess of wage rate inflation, and improved staffing levels and productivity (0.8%), partially offset by higher group medical costs due to larger claim activity (0.3%) and higher payroll taxes (0.1%).

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 26.7% and 26.3% in the first six months of fiscal 2025 and 2024, respectively. This variance was primarily driven by higher facility related costs (0.2%).

Impairment of Assets and Lease Termination Expenses

During the first six months of fiscal 2025, we recorded impairment of assets and lease termination expenses of $0.6 million primarily related to lease termination costs for one The Cheesecake Factory and one Other FRC location. During the first six months of fiscal 2024, we recorded impairment of assets and lease terminations expense of $1.9 million primarily related to impairment of assets for one The Cheesecake Factory location and lease termination costs for one The Cheesecake Factory and one Flower Child location.

Preopening Costs

Preopening costs were $17.1 million and $12.9 million in the first six months of fiscal 2025 and 2024, respectively. We opened two The Cheesecake Factory, four North Italia, six Flower Child and four Other FRC locations in the first half of fiscal 2025 compared to one The Cheesecake Factory, three North Italia, three Flower Child and three Other FRC locations in the first half of fiscal 2024.

Loss on Extinguishment of Debt

We recorded a $15.9 million loss on early debt extinguishment in the first quarter of fiscal 2025. On February 28, 2025, we repurchased approximately $276.0 million aggregate principal amount of the 2026 Notes (as defined below) for aggregate consideration of $289.8 million, which included a premium of $13.8 million. The repurchase was accounted for as a debt extinguishment. In addition, we recorded $2.1 million of unamortized issuance costs. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.)

Income Tax Provision

Our effective income tax rate was 9.3% and 8.8% for the first six months of fiscal 2025 and 2024, respectively. The increase was primarily due to leverage on higher annual forecasted income before taxes, predominantly related to employment credits (2.3%), non-deductible costs in fiscal 2025 associated with the repurchase of our 2026 Notes (1.4%), a change to our reserve for uncertain tax positions (0.6%) and an increase in non-deductible executive compensation (0.4%). These factors were partially offset by a tax windfall in the first six months of fiscal 2025 as compared to a tax shortfall in the comparable prior period related to equity compensation (2.8%) and higher employment tax credits in the first six months of fiscal 2025 (1.5%).

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024

Net income	$54,812	$52,444	$87,753	$85,635
Impairment of assets and lease termination expenses/(income)	222	(188)	600	1,895
Acquisition-related contingent consideration, compensation and amortization expenses	1,012	1,146	2,010	2,267
Loss on extinguishment of debt (1)	—	—	15,891	—
Tax effect of adjustments (2)	(321)	(249)	(4,811)	(1,082)
Adjusted net income	$55,725	$53,153	$101,443	$88,715

Diluted net income per share	$1.14	$1.08	$1.80	$1.76
Impairment of assets and lease termination expenses/(income)	0.00	(0.00)	0.01	0.04
Acquisition-related contingent consideration, compensation and amortization expenses	0.02	0.02	0.04	0.05
Loss on extinguishment of debt (1)	—	—	0.33	—
Tax effect of adjustments (2)	(0.01)	(0.01)	(0.10)	(0.02)
Adjusted diluted net income per share (2)	$1.16	$1.09	$2.08	$1.82
(1)	See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Adjusted net income per share may not add due to rounding.

Following is a reconciliation from net income to EBITDA and adjusted EBITDA measures (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024	July 1, 2025	July 2, 2024

Net income	$54,812	$52,444	$87,753	$85,635
Depreciation and amortization expenses	26,860	24,960	52,942	49,716
Interest expense, net	2,873	2,761	5,201	5,539
Income tax provision	7,417	3,900	8,959	8,241
EBITDA	$91,962	$84,065	$154,855	$149,131
Impairment of assets and lease termination expenses/(income)	222	(188)	600	1,895
Acquisition-related contingent consideration, compensation and amortization expenses	1,012	1,146	2,010	2,267
Loss on extinguishment of debt	—	—	15,891	—
Stock-based compensation (1)	7,189	6,826	14,770	14,475
Adjusted EBITDA	$100,385	$91,849	$188,126	$167,768
(1)	See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of stock-based compensation.

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

During the first six months of fiscal 2025, our cash and cash equivalents increased by $64.6 million to $148.8 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	July 1, 2025	July 2, 2024
Cash provided by operating activities	$135.8	$94.4
Additions to property and equipment	(84.4)	(66.3)
Repayment on credit facility	(110.0)	—
Proceeds from long-term convertible debt	575.0	—
Repayment on long-term convertible debt, including premium on extinguishment	(289.8)	—
Issuance cost associated with long-term debt	(16.5)	—
Proceeds from exercise of options	23.0	—
Common stock dividends paid	(26.8)	(26.7)
Treasury stock purchases, inclusive of excise tax	(141.5)	(16.4)

Cash Provided by Operating Activities

Cash flows from operations increased by $41.4 million from the first six months of fiscal 2024 primarily due to net income after excluding the non-cash activity, inventory movement and higher accrued expenses, partially offset by lower payable balances. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $44.0 million and $38.9 million for the first six months of fiscal 2025 and 2024, respectively. Capital expenditures also included $33.6 million and $24.8 million for our existing restaurants and $6.8 million and $2.6 million for bakery and corporate capacity and infrastructure investments, in the first six months of fiscal 2025 and 2024, respectively.

We opened 16 restaurants in the first six months of fiscal 2025 comprised of two The Cheesecake Factory, four North Italia, six Flower Child and four Other FRC locations compared to ten restaurants in the first six months of fiscal 2024 comprised of one The Cheesecake Factory, three North Italia, three Flower Child and three Other FRC locations. We expect to open as many as 25 new restaurants in fiscal 2025 across our portfolio of concepts. We anticipate approximately $190 million to $200 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. This estimate includes new restaurant construction expenses, some of which may be classified as operating lease assets instead of additions to property and equipment in the statement of cash flows.

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. In the first quarter of fiscal 2025, we repaid $110.0 million on the Revolver Facility. As of July 1, 2025, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to financial covenants, as well as to customary events of default that, if triggered, could result in acceleration of the maturity of the Revolver Facility. Subject to certain exceptions, the Revolver Facility also limits distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our debt.)

2030 Convertible Senior Notes

On February 28, 2025, we issued $575.0 million in aggregate principal amount of convertible senior notes (“2030 Notes”), which will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the 2030 Notes were approximately $558.5 million after deducting issuance costs of $16.5 million. As of July 1, 2025, the 2030 Notes had a balance of $559.6 million, net of unamortized issuance costs of $15.4 million. As of July 1, 2025, the conversion rate for the Notes was 14.1377 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.73 per share of common stock. See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.)

2026 Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“2026 Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the 2026 Notes were approximately $334.9 million after deducting issuance costs of $10.1 million. On February 28, 2025, we used part of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $276.0 million aggregate principal amount of the 2026 Notes in a privately-negotiated transaction for aggregate consideration of $289.8 million, which included a premium of $13.8 million. As of July 1, 2025, the 2026 Notes had a gross principal balance of $69.0 million and a balance of $68.6 million, net of unamortized issuance costs of $0.4 million. As of July 1, 2025, the conversion rate for the 2026 Notes was 14.0195 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents a conversion price of approximately $71.33 per share of common stock. In connection with the cash dividend that was declared by our Board on July 23, 2025, on August 11, 2025 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2026 Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.)

Common Stock Dividends

Common stock dividends of $26.8 million and $26.7 million were paid in the first six months of fiscal 2025 and 2024, respectively. As further discussed in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, in July 2025, our Board declared a quarterly dividend to be paid in August 2025. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 59.7 million shares at a total cost of $1,971.2 million, excluding excise tax, through July 1, 2025. In the first quarter of fiscal 2025, we used approximately $130.0 million of the net proceeds from the 2030 Note issuance to repurchase approximately 2.4 million shares of our common stock. In total, we repurchased 2.6 million shares at a cost of $141.5 million, excluding excise tax, during the first six months of fiscal 2025. We repurchased 0.5 million shares at a cost of $16.4 million, excluding excise tax, during the first six months of fiscal 2024.

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

As of July 1, 2025, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2025, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of July 1, 2025, we had no hedging contracts in place.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For both the second quarter of fiscal 2025 and 2024, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.0 million.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Loan Agreement that is indexed to market rates. As of July 1, 2025, we had no outstanding borrowings under the Loan Agreement. Based on outstanding borrowings at December 31, 2024, a hypothetical 1% rise in interest rates would have increased interest expense by $1.1 million, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at July 1, 2025 and December 31, 2024, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $3.0 million and $2.9 million at July 1, 2025 and December 31, 2024, respectively.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of July 1, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended July 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.   Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (“Annual Report”) and Part II, “Part II, Item 1A, Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2025. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended July 1, 2025 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share (2)	or Programs	Programs
April 2 — May 6, 2025	3	$51.65	—	1,332
May 7 — June 3, 2025	—	—	—	1,332
June 4 — July 1, 2025	—	—	—	1,332
Total	3		—
(1)	The total number of shares purchased include 2,525 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.
(2)	The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 59.7 million shares at a total cost of $1,971.2 million, excluding excise tax, through July 1, 2025 with 2,525 shares repurchased at a cost of $0.1 million, excluding excise tax, during the second quarter of fiscal 2025. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Item 5.   Other Information.

During the fiscal quarter ended July 1, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/ Furnished with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	8-K	000-20574	3.1	6/4/24
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated, amended and restated on October 26, 2022	8-K	000-20574	3.1	11/1/22
10.1	The Cheesecake Factory Incorporated Stock Incentive Plan as amended by the Second Amendment	8-K	000-20574	10.1	5/28/25
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Furnished herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Furnished herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2025, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2025	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)