Form 10-Q
period 2025-09-30
CHEESECAKE FACTORY INC
filed 2025-11-03
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 27, 2025, 49,841,690 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$189,978	$84,176
Accounts and other receivables	93,167	112,503
Income taxes receivable	18,092	17,417
Inventories	63,413	64,526
Prepaid expenses	59,292	54,691
Total current assets	423,942	333,313
Property and equipment, net	872,060	840,773
Other assets:
Intangible assets, net	252,108	251,789
Operating lease assets	1,467,245	1,400,351
Other	225,999	215,534
Total other assets	1,945,352	1,867,674
Total assets	$3,241,354	$3,041,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,546	$62,092
Gift card liabilities	189,352	226,810
Operating lease liabilities	165,909	157,138
Other accrued expenses	291,881	265,380
Current portion of long-term debt	68,715	—
Total current liabilities	771,403	711,420

Long-term debt	560,441	452,062
Operating lease liabilities	1,344,035	1,299,020
Other noncurrent liabilities	140,126	135,803
Total liabilities	2,816,005	2,598,305
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 109,502,394 shares issued and 49,819,581 shares outstanding at September 30, 2025 and 108,387,574 shares issued and 51,332,298 shares outstanding at December 31, 2024	1,095	1,084
Additional paid-in capital	1,001,306	956,107
Retained earnings	1,397,655	1,317,828
Treasury stock inclusive of excise tax, 59,682,813 and 57,055,276 shares at cost at September 30, 2025 and December 31, 2024, respectively	(1,973,471)	(1,829,953)
Accumulated other comprehensive loss	(1,236)	(1,611)
Total stockholders’ equity	425,349	443,455
Total liabilities and stockholders’ equity	$3,241,354	$3,041,760

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024

Revenues	$907,226	$865,471	$2,790,248	$2,660,736

Costs and expenses:
Food and beverage costs	197,654	195,306	605,758	600,253
Labor expenses	322,774	310,939	987,368	949,151
Other operating costs and expenses	255,724	239,470	757,871	712,108
General and administrative expenses	58,996	56,204	177,706	170,954
Depreciation and amortization expenses	27,419	25,299	80,361	75,015
Impairment of assets and lease termination (income)/expenses	(104)	(3,472)	496	(1,577)
Acquisition-related contingent consideration, compensation and amortization expenses	910	1,020	2,920	3,287
Preopening costs	6,584	7,005	23,718	19,860
Total costs and expenses	869,957	831,771	2,636,198	2,529,051
Income from operations	37,269	33,700	154,050	131,685
Interest expense, net	(2,247)	(2,431)	(7,448)	(7,970)
Loss on extinguishment of debt	—	—	(15,891)	—
Other income, net	459	566	1,482	1,996
Income before income taxes	35,481	31,835	132,193	125,711
Income tax provision	3,582	1,841	12,541	10,082
Net income	$31,899	$29,994	$119,652	$115,629

Net income per share:
Basic	$0.68	$0.63	$2.55	$2.42
Diluted (Note 10)	$0.66	$0.61	$2.46	$2.37

Weighted-average shares outstanding:
Basic	46,608	47,750	46,842	47,734
Diluted	48,616	48,946	48,633	48,751

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024

Net income	$31,899	$29,994	$119,652	$115,629
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	(251)	177	375	(200)
Other comprehensive (loss)/gain:	(251)	177	375	(200)
Total comprehensive income	$31,648	$30,171	$120,027	$115,429

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

For the thirty-nine weeks ended September 30, 2025:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss)/Income	Total
Balance, December 31, 2024	108,388	$1,084	$956,107	$1,317,828	$(1,829,953)	$(1,611)	$443,455
Net income	—	—	—	32,941	—	—	32,941
Foreign currency translation adjustment	—	—	—	—	—	10	10
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,081)	—	—	(13,081)
Stock-based compensation	574	6	7,629	—	—	—	7,635
Common stock issued under stock-based compensation plans	230	2	10,801	—	—	—	10,803
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(142,358)	—	(142,358)
Balance, April 1, 2025	109,192	$1,092	$974,537	$1,337,688	$(1,972,311)	$(1,601)	$339,405
Net income	—	—	—	54,812	—	—	54,812
Foreign currency translation adjustment	—	—	—	—	—	616	616
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,338)	—	—	(13,338)
Stock-based compensation	(17)	—	7,248	—	—	—	7,248
Common stock issued under stock-based compensation plans	274	2	12,178	—	—	—	12,180
Treasury stock purchases, inclusive of excise tax	—	—	—	—	25	—	25
Balance, July 1, 2025	109,449	$1,094	$993,963	$1,379,162	$(1,972,286)	$(985)	$400,948
Net income	—	—	—	31,899	—	—	31,899
Foreign currency translation adjustment	—	—	—	—	—	(251)	(251)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,406)	—	—	(13,406)
Stock-based compensation	16	—	5,719	—	—	—	5,719
Common stock issued under stock-based compensation plans	37	1	1,624	—	—	—	1,625
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(1,185)	—	(1,185)
Balance, September 30, 2025	109,502	$1,095	$1,001,306	$1,397,655	$(1,973,471)	$(1,236)	$425,349

For the thirty-nine weeks ended October 1, 2024:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss)/Income	Total
Balance, January 2, 2024	107,195	$1,072	$913,442	$1,216,239	$(1,811,997)	$(694)	$318,062
Net income	—	—	—	33,191	—	—	33,191
Foreign currency translation adjustment	—	—	—	—	—	(253)	(253)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,764)	—	—	(13,764)
Stock-based compensation	680	7	7,691	—	—	—	7,698
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(12,496)	—	(12,496)
Balance, April 2, 2024	107,875	$1,079	$921,133	$1,235,666	$(1,824,493)	$(947)	$332,438
Net income	—	—	—	52,444	—	—	52,444
Foreign currency translation adjustment	—	—	—	—	—	(124)	(124)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,771)	—	—	(13,771)
Stock-based compensation	42	0	6,882	—	—	—	6,882
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(3,889)	—	(3,889)
Balance, July 2, 2024	107,917	$1,079	$928,015	$1,274,339	$(1,828,382)	$(1,071)	$373,980
Net income	—	—	—	29,994	—	—	29,994
Foreign currency translation adjustment	—	—	—	—	—	177	177
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,771)	—	—	(13,771)
Stock-based compensation	66	1	7,078	—	—	—	7,079
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(1,080)	—	(1,080)
Balance, October 1, 2024	107,983	$1,080	$935,093	$1,290,562	$(1,829,462)	$(894)	$396,379

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024
Cash flows from operating activities:
Net income	$119,652	$115,629
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	80,361	75,015
Impairment of assets and lease termination (income)/expenses	(17)	(2,380)
Loss on debt extinguishment	15,891	—
Deferred income taxes	5,401	3,907
Stock-based compensation	20,442	21,496
Payment of deferred consideration and compensation in excess of acquisition-date fair value	(8,714)	(6,506)
Changes in assets and liabilities:
Accounts and other receivables	20,694	31,465
Income taxes receivable/payable	(675)	(8,310)
Inventories	1,116	(12,159)
Prepaid expenses	(4,612)	1,853
Operating lease assets/liabilities	(13,076)	(28,310)
Other assets	(15,492)	(14,661)
Accounts payable	(4,703)	2,379
Gift card liabilities	(37,462)	(38,655)
Other accrued expenses	47,568	33,561
Cash provided by operating activities	226,374	174,324
Cash flows from investing activities:
Additions to property and equipment	(121,048)	(120,512)
Additions to intangible assets	(906)	(838)
Other	—	321
Cash used in investing activities	(121,954)	(121,029)
Cash flows from financing activities:
Repayments on credit facility	(110,000)	—
Proceeds from long-term convertible debt	575,000	—
Repayment on long-term convertible debt, including premium on extinguishment	(289,800)	—
Issuance costs associated with long-term debt	(16,503)	—
Proceeds from exercise of stock options	24,608	—
Common stock dividends paid	(39,410)	(39,804)
Treasury stock purchases, inclusive of excise tax	(142,722)	(17,465)
Cash provided by/(used in) financing activities	1,173	(57,269)
Foreign currency translation adjustment	209	(101)
Net change in cash and cash equivalents	105,802	(4,075)
Cash and cash equivalents at beginning of period	84,176	56,290
Cash and cash equivalents at end of period	$189,978	$52,215

Supplemental disclosures:
Interest paid	$8,382	$9,936
Income taxes paid	$7,672	$15,975
Construction payable	$15,920	$13,952

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

Recent Accounting Pronouncements and Tax Legislation

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The update also provides further disclosure comparability. The amendment is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied prospectively; however, retrospective application is permitted. We will adopt the ASU in our annual report on Form 10 - K for the fiscal year ending December 30, 2025, using a prospective transition method. Management is currently evaluating this ASU to determine its impact on our disclosures.

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

On July 4, 2025, the U.S. enacted H.R. 1 (a bill “To provide for reconciliation pursuant to Title II of H. Con. Res. 14”). The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions and provides for the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The enactment of H.R. 1 did not have a material impact on the condensed consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in the ASU should be applied prospectively. Management is currently evaluating this ASU to determine its impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting and disclosure for internal-use software costs. The ASU removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project, and it is probable that the project will be completed and the software will be used for its intended purpose. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. Management is currently evaluating this ASU to determine its impact on our consolidated financial statements.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$123,544	$—	$—
Non-qualified deferred compensation liabilities	(123,332)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(13,414)

	December 31, 2024
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$108,093	$—	$—
Non-qualified deferred compensation liabilities	(108,166)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(20,155)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024

Beginning balance	$20,155	$25,495
Payment	(8,714)	(6,506)
Change in fair value	1,973	2,340
Ending balance	$13,414	$21,329

The fair value of the acquisition-related contingent consideration and compensation liabilities was determined utilizing a Monte Carlo model based on estimated future revenues, margins and volatility factors, among other variables and estimates and has no minimum or maximum payment. The undiscounted range of outcomes per the Monte Carlo model utilized to determine the fair value of the acquisition-related contingent consideration and compensation liabilities on September 30, 2025 was $0.0 million to $142.4 million. Results could change materially if different estimates and assumptions were used. During the first nine months of fiscal 2025 and 2024, we made payments of $8.7 million and $6.5 million, respectively, per the Fox Restaurant Concept LLC (“FRC”) acquisition agreement.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts due to their short duration. The fair value of our Revolver Facility (as defined below) approximates carrying value due to the variable interest rate.

As of September 30, 2025, we had $69.0 million aggregate principal amount of convertible senior notes due 2026 (“2026 Notes”) outstanding. The estimated fair value of the 2026 Notes based on a market approach as of September 30, 2025 was approximately $67.9 million and was determined based on the estimated or actual bids and offers of the 2026 Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the 2026 Notes was primarily due to a decrease in our stock price from the date of the issuance of the 2026 Notes. As of September 30, 2025, we had $575.0 million aggregate principal amount of convertible senior notes due 2030 (“2030 Notes”) outstanding. The estimated fair value of the 2030 Notes based on a market approach as of September 30, 2025 was approximately $587.1 million and was determined based on the estimated or actual bids and offers of the 2030 Notes in an over-the-counter market on the last business day of the reporting period. The increase in the fair value of the 2030 Notes was primarily due to an increase in our stock price from the date of the issuance of the 2030 Notes. See Note 5 for further discussion of the 2026 Notes and 2030 Notes.

3.   Inventories

Inventories consisted of (in thousands):

	September 30, 2025	December 31, 2024
Restaurant food and supplies	$34,303	$35,141
Bakery finished goods and work in progress	19,459	20,210
Bakery raw materials and supplies	9,651	9,175
Total	$63,413	$64,526

4.   Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Gift card liabilities:
Beginning balance	$196,293	$192,344	$226,810	$222,915
Activations	21,042	18,337	71,186	66,978
Redemptions and breakage	(27,983)	(26,423)	(108,644)	(105,635)
Ending balance	$189,352	$184,258	$189,352	$184,258

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Gift card contract assets:
Beginning balance	$16,289	$16,900	$18,447	$19,111
Deferrals	2,472	2,119	7,673	7,678
Amortization	(3,659)	(3,814)	(11,018)	(11,584)
Ending balance	$15,102	$15,205	$15,102	$15,205

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

As of December 31, 2024, we had net availability for borrowings of $256.5 million, based on a $110.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility. In the first quarter of fiscal 2025 we repaid $110.0 million on the Revolver Facility. As of September 30, 2025, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “ Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90. The Net Adjusted Leverage Ratio includes a rental expense multiplier of six. As of September 30, 2025, we were in compliance with all the foregoing covenants in effect at that date.

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

The 2030 Notes accrue interest at a rate of 2.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. The 2030 Notes will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. Before November 15, 2029, noteholders will have the right to convert their 2030 Notes only upon the occurrence of certain events, including but not limited to, the Company’s common stock trading above 130% of the conversion price for a specific period, the 2030 Notes per $1,000 in principal amount trading below 98% of the product of the trading price of the Company’s common stock and the conversion rate for a specific period, and certain fundamental changes to corporate structure. From and after November 15, 2029, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. The kind and amount of consideration due upon conversion will be determined based on the conversion value of the 2030 Notes, measured proportionately for each trading day in an “Observation Period” (as defined in the 2030 Indenture) consisting of 35 trading days, and settled following the completion of that Observation Period. The consideration due in respect of each trading day in the Observation Period will consist of cash, up to at least the proportional amount of the principal amount being converted, and any excess of the proportional conversion value for that trading day that will not be settled in cash will be settled in shares of our common stock. The initial conversion rate is 14.1377 shares of our common stock per $1,000 principal amount of 2030 Notes, which represents an initial conversion price of approximately $70.73 per share of our common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, but will not be adjusted for regular quarterly dividends that do not exceed the dividend threshold (initially equal to $0.27 per share of common stock as defined in the 2030 Indenture). In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2030 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of September 30, 2025, the conversion rate for the 2030 Notes was 14.1377 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.73 per share of common stock.

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

As of September 30, 2025, the 2030 Notes had a gross principal balance of $575.0 million and a balance of $560.4 million, net of unamortized issuance costs of $14.6 million. The net carrying value of the 2030 Notes is included in long-term debt within total liabilities on the condensed consolidated balance sheet. Total amortization expense was $0.8 million and $1.9 million during the thirteen and thirty-nine weeks ended September 30, 2025. The effective interest rate for the 2030 Notes was 2.57% as of September 30, 2025.

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

The 2026 Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The 2026 Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their 2026 Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their 2026 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any 2026 Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the 2026 Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2026 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of September 30, 2025, the conversion rate for the 2026 Notes was 14.0812 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents a conversion price of approximately $71.02 per share of common stock. In connection with the cash dividend that was declared by our Board of Directors (“Board”) on October 22, 2025, on November 11, 2025 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2026 Notes in accordance with the terms.

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

As of September 30, 2025, the 2026 Notes had a gross principal balance of $69.0 million and a balance of $68.7 million, net of unamortized issuance costs of $0.3 million. The net carrying value of the 2026 Notes is included in current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet. Total amortization expense was $0.1 million and $0.6 million during the thirteen and thirty-nine weeks ended September 30, 2025, respectively. Total amortization expense was $0.5 million and $1.5 million during the thirteen and thirty-nine weeks ended October 1, 2024, respectively. The effective interest rate for the 2026 Notes was 0.96% as of September 30, 2025.

6.   Leases

Components of lease expense were as follows (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Operating	$42,646	$38,809	$125,628	$114,358
Variable	22,327	21,598	69,262	67,500
Short-term	37	38	118	119
Total	$65,010	$60,445	$195,008	$181,977

Supplemental information related to leases (in thousands):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$123,540	$114,656
Right-of-use assets obtained in exchange for new operating lease liabilities	100,047	105,301

7.   Commitments and Contingencies

On June 7, 2024, the Internal Revenue Service (“IRS”) issued its examination report for tax years 2015 through 2020 in which it proposed to disallow a portion of our depreciation deductions and domestic production activity deductions and to assess penalties. On August 12, 2024, we submitted protest memoranda indicating our disagreement with a majority of the findings in the examination report, and our case is now under the jurisdiction of the Appeals Division (“Appeals”). An Appeals conference was held during the third quarter of fiscal 2025. Based on the current status of this matter, we have reserved an immaterial amount.

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

8.   Stockholders’ Equity

Common Stock – Dividends and Share Repurchases

On July 23, 2025, our Board declared a quarterly cash dividend of $0.27 per share which was paid on August 26, 2025 to the stockholders of record of each share of our common stock at the close of business on August 12, 2025. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Notes 5 and 12 for further discussion of our debt and dividends declared subsequent to September 30, 2025, respectively.)

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 59.7 million shares at a total cost of $1,972.4 million, excluding excise tax, through September 30, 2025, with 18,897 shares and 2.6 million shares repurchased at a cost of $1.2 million and $142.7 million, excluding excise tax, during the thirteen and thirty-nine weeks ended September 30, 2025, respectively, inclusive of the 2.4 million shares of our common stock repurchased concurrently with the 2030 Notes issuance in privately negotiated transactions on February 28, 2025. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that result from equity compensation grants and to supplement our earnings per share growth.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024

Labor expenses	$1,975	$2,829	$6,954	$7,890
Other operating costs and expenses	68	97	268	253
General and administrative expenses	3,629	4,095	13,220	13,353
Total stock-based compensation	5,672	7,021	20,442	21,496
Income tax benefit	1,389	1,755	5,018	5,369
Total stock-based compensation, net of taxes	$4,283	$5,266	$15,424	$16,127

Capitalized stock-based compensation (1)	$47	$58	$160	$163
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

We did not issue any stock options during the third quarters of fiscal 2025 and fiscal 2024. Stock option activity during the thirty-nine weeks ended September 30, 2025 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 31, 2024	1,167	$45.77	3.1	$4,163.6
Granted	—	—
Exercised	(542)	45.39
Forfeited or cancelled	(154)	61.46
Outstanding at September 30, 2025	471	$41.08	4.4	$6,382.4

Exercisable at September 30, 2025	382	$42.17	3.5	$4,759.3
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period-end date.

The total intrinsic value of options exercised during the thirteen and thirty-nine ended September 30, 2025 was $0.8 million and $5.0 million, respectively. There were no options exercised during the thirteen and thirty-nine weeks ended October 1, 2024. As

September 30, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $1.0 million, which we expect to recognize over a weighted-average period of approximately 3.1 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended September 30, 2025 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at December 31, 2024	3,239	$38.02
Granted	690	53.37
Vested	(670)	39.55
Forfeited	(115)	38.37
Outstanding at September 30, 2025	3,144	$41.05

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the third quarter of fiscal 2025 and 2024 was $68.51 and $36.69, respectively. The fair value of shares that vested during the thirteen and thirty-nine weeks ended September 30, 2025 was $2.1 million and $26.5 million, respectively. The fair value of shares that vested during the thirteen and thirty-nine weeks ended October 1, 2024 was $1.9 million and $24.4 million, respectively. As of September 30, 2025, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $68.0 million, which we expect to recognize over a weighted-average period of approximately 2.9 years.

10.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of September 30, 2025 and October 1, 2024, an aggregate of 3.1 million and 3.2 million shares, respectively, of restricted stock and restricted stock units issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

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

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024

	(In thousands, except per share data)
Net income	$31,899	$29,994	$119,652	$115,629

Basic weighted-average shares outstanding	46,608	47,750	46,842	47,734
Dilutive effect of equity awards (1)	2,008	1,196	1,791	1,017
Diluted weighted-average shares outstanding	48,616	48,946	48,633	48,751

Basic net income per share	$0.68	$0.63	$2.55	$2.42

Diluted net income per share	$0.66	$0.61	$2.46	$2.37
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 1.1 million and 2.7 million for September 30, 2025 and October 1, 2024, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the 2026 Notes or 2030 Notes were included in the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

For the thirteen weeks ended September 30, 2025

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$651,375	$83,482	$78,017	$94,352	$907,226

Costs and expenses:
Food and beverage costs	140,859	18,091	17,360	21,344	197,654
Labor expenses	225,885	31,312	30,885	34,692	322,774
Other operating costs and expenses	178,249	24,100	25,926	27,449	255,724
General and administrative expenses	—	—	—	58,996	58,996
Depreciation and amortization expenses	16,841	3,060	3,288	4,230	27,419
Impairment of assets and lease termination (income)/expenses	33	—	(178)	41	(104)
Acquisition-related contingent consideration, compensation and amortization (income)/expenses	—	—	316	594	910
Preopening costs	1,610	1,003	3,623	348	6,584
Total costs and expenses	563,477	77,566	81,220	147,694	869,957
Income/(loss) from operations	$87,898	$5,916	$(3,203)	$(53,342)	$37,269

Capital expenditures	$16,348	$7,709	$5,776	$6,850	$36,683

For the thirteen weeks ended October 1, 2024

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$647,754	$71,878	$66,984	$78,855	$865,471

Costs and expenses:
Food and beverage costs	145,431	16,685	15,085	18,105	195,306
Labor expenses	226,203	26,534	25,580	32,622	310,939
Other operating costs and expenses	174,531	20,126	21,444	23,369	239,470
General and administrative expenses	—	—	—	56,204	56,204
Depreciation and amortization expenses	16,142	2,360	3,031	3,766	25,299
Impairment of assets and lease termination (income)/expenses	(3,858)	—	—	386	(3,472)
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	316	704	1,020
Preopening costs	1,483	1,765	2,900	857	7,005
Total costs and expenses	559,932	67,470	68,356	136,013	831,771
Income/(loss) from operations	$87,822	$4,408	$(1,372)	$(57,158)	$33,700

Capital expenditures	$22,036	$9,705	$13,393	$9,080	$54,214

For the thirty-nine weeks ended September 30, 2025

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$2,007,366	$257,722	$255,619	$269,541	$2,790,248

Costs and expenses:
Food and beverage costs	435,891	56,341	56,303	57,223	605,758
Labor expenses	690,517	96,748	95,892	104,211	987,368
Other operating costs and expenses	530,995	70,777	78,720	77,379	757,871
General and administrative expenses	—	—	—	177,706	177,706
Depreciation and amortization expenses	49,263	8,932	9,587	12,579	80,361
Impairment of assets and lease termination expenses	304	—	137	55	496
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	947	1,973	2,920
Preopening costs	6,518	5,629	8,618	2,953	23,718
Total costs and expenses	1,713,488	238,427	250,204	434,079	2,636,198
Income/(loss) from operations	$293,878	$19,295	$5,415	$(164,538)	$154,050

Capital expenditures	$63,936	$18,835	$16,524	$21,753	$121,048

For the thirty-nine weeks ended October 1, 2024

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$1,992,245	$218,266	$214,850	$235,375	$2,660,736

Costs and expenses:
Food and beverage costs	450,769	51,134	48,319	50,031	600,253
Labor expenses	692,066	81,523	78,436	97,126	949,151
Other operating costs and expenses	521,357	60,692	63,582	66,477	712,108
General and administrative expenses	—	—	—	170,954	170,954
Depreciation and amortization expenses	49,242	6,653	8,246	10,874	75,015
Impairment of assets and lease termination (income)/expenses	(1,732)	—	—	155	(1,577)
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	947	2,340	3,287
Preopening costs	5,615	5,179	6,810	2,256	19,860
Total costs and expenses	1,717,317	205,181	206,340	400,213	2,529,051
Income/(loss) from operations	$274,928	$13,085	$8,510	$(164,838)	$131,685

Capital expenditures	$52,619	$25,068	$23,672	$19,153	$120,512

The following table presents information related to segment assets (in thousands):

	September 30, 2025	December 31, 2024
Total assets:
The Cheesecake Factory Restaurants	$1,593,858	$1,545,227
North Italia	443,421	419,812
Other FRC	461,416	420,957
Other	742,659	655,764
Total	$3,241,354	$3,041,760

12.   Subsequent Events

On October 22, 2025, our Board declared a quarterly cash dividend of $0.27 per share to be paid on November 25, 2025 to the stockholders of record of each share of our common stock at the close of business on November 11, 2025.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of geopolitical and macroeconomic factors on our financial condition and our results of operations, financial guidance and projections, as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, share repurchases, capital structure and leverage, corporate strategy, potential price increases, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage market risks and cost pressures, including increasing wage rates and insurance costs, and increase margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand The Cheesecake Factory internationally; support the growth of North Italia, Flower Child and additional brands within our Fox Restaurant Concepts (“Other FRC”) restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including government shutdowns, trade policy, changes in interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; pandemics and related containment measures, including the potential for quarantines or restriction on in-person dining; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia, Flower Child and Other FRC restaurants; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development and related permitting; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation, including the provisions of H.R. 1 enacted on July 4, 2025; changes in laws impacting our business; adverse weather conditions and natural disasters in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

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

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 366 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (216 locations), North Italia® (46 locations), Flower Child® (42 locations) and additional brands within our FRC portfolio (55 locations). Internationally, 35 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs	21.8	22.6	21.7	22.6
Labor expenses	35.6	35.9	35.4	35.7
Other operating costs and expenses	28.2	27.7	27.2	26.9
General and administrative expenses	6.5	6.5	6.4	6.4
Depreciation and amortization expenses	3.0	2.9	2.9	2.8
Impairment of assets and lease termination (income)/expenses	0.0	(0.4)	0.0	(0.1)
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	0.1	0.1	0.1
Preopening costs	0.7	0.8	0.8	0.7
Total costs and expenses	95.9	96.1	94.5	95.1
Income from operations	4.1	3.9	5.5	4.9
Interest expense, net	(0.3)	(0.3)	(0.2)	(0.2)
Loss on extinguishment of debt,	—	—	(0.6)	—
Other income, net	0.1	0.1	(0.0)	0.0
Income before income taxes	3.9	3.7	4.7	4.7
Income tax provision	0.4	0.2	0.4	0.4
Net income	3.5%	3.5%	4.3%	4.3%

Thirteen Weeks Ended September 30, 2025 Compared to Thirteen Weeks Ended October 1, 2024

Revenues

Revenues increased 4.8% to $907.2 million for the fiscal quarter ended September 30, 2025 compared to $865.5 million for the comparable prior year period, primarily due to additional revenue related to new restaurant openings and an increase in comparable restaurant sales.

The Cheesecake Factory Restaurants sales increased 0.6% to $651.4 million for the third quarter of fiscal 2025, compared to $647.8 million for the third quarter of fiscal 2024. Average sales per restaurant operating week increased 0.4% to $231,971 in the third quarter of fiscal 2025 from $231,011 in the third quarter of fiscal 2024. Total operating weeks at The Cheesecake Factory Restaurants increased 0.1% to 2,808 in the third quarter of fiscal 2025 compared to 2,804 in the prior year. The Cheesecake Factory comparable sales increased by 0.3%, or $2.1 million, from the third quarter of fiscal 2024 primarily driven by an increase in average check of 2.8% (based on an increase of 4.5% in menu pricing, partially offset by a 1.7% negative change from menu mix), partially offset by decreased customer traffic of 2.5%. We implemented menu price increases of approximately 2.4% and 1.5% in the first and third quarters of fiscal 2025, respectively. Sales through the off-premise channel comprised approximately 21% of our restaurant sales during both the third quarter of fiscal 2025 and fiscal 2024. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most are for more than one customer.

North Italia sales increased 16.1% to $83.5 million for the third quarter of fiscal 2025, compared to $71.9 million for the third quarter of fiscal 2024. Average sales per restaurant operating week decreased 1.5% to $139,601 in the third quarter of fiscal 2025 from $141,771 in the third quarter of fiscal 2024. Total operating weeks at North Italia increased 17.9% to 598 in the third quarter of fiscal 2025 compared to 507 in the prior year. North Italia comparable sales decreased approximately 3% from the third quarter of fiscal 2024. The decrease from fiscal 2024 was primarily driven by decreased customer traffic of 6%, partially offset by an increase in average check of 3% (based on an increase of 4% in menu pricing, partially offset by a 1% negative impact from mix). We implemented menu price increases of approximately 2.0% and 2.3% in the second quarter of fiscal 2025 and the fourth quarter of fiscal 2024, respectively. We are in the process of implementing approximately a 1.5% price increase in the fourth quarter of fiscal 2025.

Flower Child sales increased 31.4% to $48.1 million for the third quarter of fiscal 2025, compared to $36.6 million for the third quarter of fiscal 2024. Flower Child sales per restaurant operating week increased 3.4% to $88,159 in the third quarter of fiscal 2025 from $85,225 in the third quarter of fiscal 2024. Total operating weeks at Flower Child increased 27.0% to 546 in the third quarter of fiscal 2025 compared to 430 in the prior year. Flower Child comparable sales increased approximately 7% from the third quarter of fiscal 2024. The increase from the third quarter of fiscal 2024 includes an increase of 3% in menu pricing.

Other FRC sales increased 16.5% to $78.0 million for the third quarter of fiscal 2025, compared to $67.0 million for the third quarter of fiscal 2024. Other FRC average sales per restaurant operating week decreased 0.8% to $115,581 in the third quarter of fiscal 2025 from $116,493 in the third quarter of fiscal 2024. Average sales per restaurant operating week were impacted by new restaurant openings, as well as the concept mix and a decrease in comparable sales. Total operating weeks at Other FRC increased 17.4% to 675 in the third quarter of fiscal 2025 compared to 575 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. As of September 30, 2025, there were five The Cheesecake Factory Restaurants, eight North Italia restaurants and 11 Flower Child locations not yet in their respective comparable sales bases. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party bakery customers. As a percentage of revenues cost of sales was 21.8% and 22.6% in the third quarters of fiscal 2025 and 2024, respectively, primarily due to favorable commodity inflation across most categories (0.5%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 35.6% and 35.9% in the third quarters of fiscal 2025 and 2024, respectively. This decrease was primarily due to menu price increases in excess of wage rate inflation and improved staffing levels and productivity (0.3%).

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, and incentive compensation, as well as bakery production overhead. As a percentage of revenues, other operating costs and expenses were 28.2% and 27.7% in the third quarter of fiscal 2025 and 2024, respectively. This variance was primarily driven by higher facility - related costs (0.4%).

Impairment of Assets and Lease Termination (Income)/Expenses

During the third quarter of fiscal 2025, we recorded impairment of assets and lease termination income of $0.1 million primarily related to a lease termination accrual for one Other FRC location. During the third quarter of fiscal 2024, we recorded impairment of assets and lease terminations income of $3.5 million primarily related to lease termination income, net for two The Cheesecake Factory restaurants and our Social Monk location.

Preopening Costs

Preopening costs were $6.6 million and $7.0 million in the third quarter of fiscal 2025 and 2024, respectively. We opened two Other FRC locations in the third quarter of fiscal 2025 compared to one Flower Child and three Other FRC locations in the third quarter of fiscal 2024. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings and the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Income Tax Provision

Our effective income tax rate was 10.1% and 5.8% for the third quarter of fiscal 2025 and 2024, respectively. The increase was primarily due to leverage on higher annual forecasted income before taxes, predominantly related to employment credits (1.4%), non-deductible costs in fiscal 2025 associated with the repurchase of our 2026 Notes (1.6%), an increase in non-deductible executive compensation (1.5%) and a change to our reserve for uncertain tax positions (2.7%). These factors were offset by higher employment credits in the third quarter of fiscal 2025 (3.0%).

Thirty-Nine Weeks Ended September 30, 2025 Compared to Thirty-Nine Weeks Ended October 1, 2024

Revenues increased 4.9% to $2,790.2 million for the first nine months ended September 1, 2025 compared to $2,660.7 million for the comparable prior year period, primarily due to additional revenue related to new restaurant openings and an increase in comparable restaurant sales.

The Cheesecake Factory Restaurants sales increased 0.8% to $2,007.4 million for the first nine months of fiscal 2025, compared to $1,992.2 million for the first nine months of fiscal 2024. Average sales per restaurant operating week increased 1.1% to $239,314 in the first nine months of fiscal 2025 from $236,637 in the first nine months of fiscal 2024. Total operating weeks at The Cheesecake Factory restaurants decreased 0.4% to 8,388 in the first nine months of fiscal 2025 compared to 8,419 in the prior year. The Cheesecake Factory comparable sales increased by 0.9%, or $16.6 million, from the first nine months of fiscal 2024 primarily driven by an increase in average check of 2.5% (based on an increase of 4.5% in menu pricing, partially offset by a 2.0% negative change from menu mix), partially offset by decreased customer traffic of 1.6%. Sales through the off-premise channel comprised approximately 21% of our restaurant sales during both the first nine months of fiscal 2025 and fiscal 2024.

North Italia sales increased 18.1% to $257.7 million for the first nine months of fiscal 2025, compared to $218.3 million for the first nine months of fiscal 2024. Average sales per restaurant operating week increased 0.3% to $147,354 in the first nine months of fiscal 2025 from $146,881 in the first nine months of fiscal 2024. Total operating weeks at North Italia increased 17.7% to 1,749 in the first nine months of fiscal 2025 compared to 1,486 in the prior year. North Italia comparable sales decreased approximately 1% from the first nine months of fiscal 2024. The decrease from fiscal 2024 was primarily driven by decreased customer traffic of 4%, partially offset by an increase in average check of 3% (based on an increase of 4% in menu pricing, partially offset by a 1% negative impact from mix).

Flower Child sales increased 30.9% to $139.8 million for the first nine months of fiscal 2025, compared to $106.8 million for the first nine months of fiscal 2024. Flower Child sales per restaurant operating week increased 5.0% to $89,191 in the first nine months of fiscal 2025 from $84,929 in the first nine months of fiscal 2024. Total operating weeks at Flower Child increased 24.6% to 1,567 in the first nine months of fiscal 2025 compared to 1,258 in the prior year. Flower Child comparable sales increased approximately 5% from fiscal 2024. The increase from fiscal 2024 includes an increase of 2% in menu pricing.

Other FRC sales increased 19.0% to $255.6 million for the first nine months of fiscal 2025, compared to $214.9 million for the first nine months of fiscal 2024. Other FRC average sales per restaurant operating week increased 0.4% to $130,418 in the first nine months of fiscal 2025 from $129,897 in the first nine months of fiscal 2024. Average sales per restaurant operating week were impacted by new restaurant openings, as well as the concept mix and a decrease in comparable sales. Total operating weeks at Other FRC increased 18.5% to 1,960 in the first nine months of fiscal 2025 compared to 1,654 in the prior year.

Food and Beverage Costs

As a percentage of revenues cost of sales was 21.7% and 22.6% in the first nine months of fiscal 2025 and 2024, respectively, primarily due to favorable commodity inflation across most categories (0.6%).

Labor Expenses

As a percentage of revenues, labor expenses were 35.4% and 35.7% in the first nine months of fiscal 2025 and 2024, respectively. This decrease was primarily due to menu price increases in excess of wage rate inflation and improved staffing levels and productivity (0.6%), partially offset by higher group medical costs due to larger claim activity (0.3%).

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 27.2% and 26.9% in the first nine months of fiscal 2025 and 2024, respectively. This variance was primarily driven by higher facility - related costs (0.3%).

Impairment of Assets and Lease Termination (Income)/Expenses

During the first nine months of fiscal 2025, we recorded impairment of assets and lease termination expenses of $0.5 million primarily related to lease termination costs for one The Cheesecake Factory and one Other FRC location. During the first nine months of fiscal 2024, we recorded impairment of assets and lease terminations income of $1.6 million primarily related to lease termination income, net for two The Cheesecake Factory restaurants, one Grand Lux Cafe location, one Flower Child location and our Social Monk location.

Preopening Costs

Preopening costs were $23.8 million and $19.9 million in the first nine months of fiscal 2025 and 2024, respectively. We opened two The Cheesecake Factory, four North Italia, six Flower Child and six Other FRC locations in the first nine months of fiscal 2025 compared to one The Cheesecake Factory, three North Italia, four Flower Child and six Other FRC locations in the first nine months of fiscal 2024.

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

Income Tax Provision

Our effective income tax rate was 9.5% and 8.0% for the first nine months of fiscal 2025 and 2024, respectively. The increase was primarily due to leverage on higher annual forecasted income before taxes, predominantly related to employment credits (1.4%), non-deductible costs in fiscal 2025 associated with the repurchase of our 2026 Notes (1.5%), a change to our reserve for uncertain tax positions (1.1%) and an increase in non-deductible executive compensation (0.6%). These factors were partially offset by a tax windfall in the first nine months of fiscal 2025 as compared to a tax shortfall in the comparable prior period related to equity compensation (2.5%) and higher employment credits in the first nine months of fiscal 2025 (1.1%).

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024

Net income	$31,899	$29,994	$119,652	$115,629
Impairment of assets and lease termination (income)/expenses	(104)	(3,472)	496	(1,577)
Acquisition-related contingent consideration, compensation and amortization expenses	910	1,020	2,920	3,287
Loss on extinguishment of debt (1)	—	—	15,891	—
Uncertain tax position related to tenant improvement allowance (2)	717	—	717	—
Tax effect of adjustments (3)	(210)	638	(5,020)	(445)
Adjusted net income	$33,212	$28,180	$134,656	$116,894

Diluted net income per share	$0.66	$0.61	$2.46	$2.37
Impairment of assets and lease termination (income)/expenses	0.00	(0.07)	0.01	(0.03)
Acquisition-related contingent consideration, compensation and amortization expenses	0.02	0.02	0.06	0.07
Loss on extinguishment of debt (1)	—	—	0.33	—
Uncertain tax position related to tenant improvement allowance (2)	0.01	—	0.01	—
Tax effect of adjustments (3)	0.00	0.01	(0.10)	(0.01)
Adjusted diluted net income per share (4)	$0.68	$0.58	$2.77	$2.40
(1)	See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.
(2)	Represents an update to the reserve for an uncertain tax position related to tenant improvement allowances. Uncertain tax positions taken in a tax return are recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by tax authorities based on technical merits, taking into account available administrative remedies and litigation.
(3)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(4)	Adjusted net income per share may not add due to rounding.

Following is a reconciliation from net income to EBITDA and adjusted EBITDA measures (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024	September 30, 2025	October 1, 2024

Net income	$31,899	$29,994	$119,652	$115,629
Depreciation and amortization expenses	27,419	25,299	80,361	75,015
Interest expense, net	2,247	2,431	7,448	7,970
Income tax provision	3,582	1,841	12,541	10,082
EBITDA	$65,147	$59,565	$220,002	$208,696
Impairment of assets and lease termination (income)/expenses	(104)	(3,472)	496	(1,577)
Acquisition-related contingent consideration, compensation and amortization expenses	910	1,020	2,920	3,287
Loss on extinguishment of debt	—	—	15,891	—
Stock-based compensation (1)	5,672	7,021	20,442	21,496
Adjusted EBITDA	$71,625	$64,134	$259,751	$231,902
(1)	See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of stock-based compensation.

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

During the first nine months of fiscal 2025, our cash and cash equivalents increased by $105.8 million to $190.0 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 30, 2025	October 1, 2024
Cash provided by operating activities	$226.4	$174.3
Additions to property and equipment	(121.0)	(120.5)
Repayment on credit facility	(110.0)	—
Proceeds from long-term convertible debt	575.0	—
Repayment on long-term convertible debt, including premium on extinguishment	(289.8)	—
Issuance cost associated with long-term debt	(16.5)	—
Proceeds from exercise of options	24.6	—
Common stock dividends paid	(39.4)	(39.8)
Treasury stock purchases, inclusive of excise tax	(142.7)	(17.5)

Cash Provided by Operating Activities

Cash flows from operations increased by $52.1 million from the first nine months of fiscal 2024 primarily due to net income after excluding the non-cash activity, higher accrued expenses, timing of operating lease commencements, inventory movement and income tax payments, partially offset by lower payable balances and higher accounts and other receivable balance. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $62.7 million and $76.1 million for the first nine months of fiscal 2025 and 2024, respectively. Capital expenditures also included $48.6 million and $38.1 million for our existing restaurants and $9.8 million and $6.3 million for bakery and corporate capacity and infrastructure investments, in the first nine months of fiscal 2025 and 2024, respectively.

We opened 18 restaurants in the first nine months of fiscal 2025 comprised of two The Cheesecake Factory, four North Italia, six Flower Child and six Other FRC locations compared to 14 restaurants in the first nine months of fiscal 2024 comprised of one The Cheesecake Factory, three North Italia, four Flower Child and six Other FRC locations. We expect to open as many as 25 new restaurants in fiscal 2025 across our portfolio of concepts. We anticipate approximately $190 million to $200 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. This estimate includes new restaurant construction expenses, some of which may be classified as operating lease assets instead of additions to property and equipment in the statement of cash flows.

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. In the first quarter of fiscal 2025, we repaid $110.0 million on the Revolver Facility. As of September 30, 2025, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

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

2030 Convertible Senior Notes

On February 28, 2025, we issued $575.0 million in aggregate principal amount of convertible senior notes (“2030 Notes”), which will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the 2030 Notes were approximately $558.5 million after deducting issuance costs of $16.5 million. As of September 30, 2025, the 2030 Notes had a balance of $560.4 million, net of unamortized issuance costs of $14.6 million. As of September 30, 2025, the conversion rate for the Notes was 14.1377 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.73 per share of common stock. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.)

2026 Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“2026 Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the 2026 Notes were approximately $334.9 million after deducting issuance costs of $10.1 million. On February 28, 2025, we used part of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $276.0 million aggregate principal amount of the 2026 Notes in a privately-negotiated transaction for aggregate consideration of $289.8 million, which included a premium of $13.8 million. As of September 30, 2025, the 2026 Notes had a gross principal balance of $69.0 million and a balance of $68.7 million, net of unamortized issuance costs of $0.3 million. As of September 30, 2025, the conversion rate for the 2026 Notes was 14.0812 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents a conversion price of approximately $71.02 per share of common stock. In connection with the cash dividend that was declared by our Board on October 22, 2025, on November 11, 2025 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2026 Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.)

Common Stock Dividends

Common stock dividends of $39.4 million and $39.8 million were paid in the first nine months of fiscal 2025 and 2024, respectively. As further discussed in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, in October 2025, our Board declared a quarterly dividend to be paid in November 2025. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 59.7 million shares at a total cost of $1,972.4 million, excluding excise tax, through September 30, 2025. In the first quarter of fiscal 2025, we used approximately $130.0 million of the net proceeds from the 2030 Note issuance to repurchase approximately 2.4 million shares of our common stock. In total, we repurchased 2.6 million shares at a cost of $142.7 million, excluding excise tax, during the first nine months of fiscal 2025. We repurchased 0.5 million shares at a cost of $17.5 million, excluding excise tax, during the first nine months of fiscal 2024.

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

As of September 30, 2025, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2026, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of September 30, 2025, we had no hedging contracts in place.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For both the third quarter of fiscal 2025 and 2024, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.0 million.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Loan Agreement that is indexed to market rates. As of September 30, 2025, we had no outstanding borrowings under the Loan Agreement. Based on outstanding borrowings at December 31, 2024, a hypothetical 1% rise in interest rates would have increased interest expense by $1.1 million, on an annual basis. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at September 30, 2025 and December 31, 2024, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $3.2 million and $2.9 million at September 30, 2025 and December 31, 2024, respectively.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended September 30, 2025 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share (2)	or Programs	Programs
July 2 — August 5, 2025	18,897	$65.24	0	1,313
August 6 — September 2, 2025	—	—	—	1,313
September 3 — September 30, 2025	—	—	—	1,313
Total	18,897		0
(1)	The total number of shares purchased include 18,897 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.
(2)	The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 59.7 million shares at a total cost of $1,972.4 million, excluding excise tax, through September 30, 2025 with 18,897 shares repurchased at a cost of $1.2 million, excluding excise tax, during the third quarter of fiscal 2025. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Item 5.   Other Information.

During the fiscal quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/ Furnished with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	8-K	000-20574	3.1	6/4/24
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated, amended and restated on October 26, 2022	8-K	000-20574	3.1	11/1/22
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Furnished herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Furnished herewith
101.1	The following materials from The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) condensed consolidated balance sheets, (ii) condensed consolidated statements of income, (iii) condensed consolidated statements of comprehensive income, (iv) condensed consolidated statement of stockholders’ equity, (v) condensed consolidated statements of cash flows, and (vi) the notes to the condensed consolidated financial statements	—	—	—	Filed herewith
104.1	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (included with Exhibit 101.1)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2025	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)