Form 10-K
period 2025-12-30
CHEESECAKE FACTORY INC
filed 2026-02-23
CIK 887596

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of the last business day of the second fiscal quarter, July 1, 2025, was $2,906,437,670 (based on the last reported sales on The Nasdaq Stock Market on that date).

As of February 17, 2026, 49,859,091 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III of this Form 10-K incorporate by reference information from the registrant’s proxy statement for the annual meeting of stockholders expected to be held on May 28, 2026.

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

Summary Risk Factors

Our business is subject to a number of risks and uncertainties. These risks are more fully described in the section titled “Risk Factors” included in Part I, Item 1A of this report. These risks include, among others, the following:

●	The impact global and domestic economic conditions have on consumer discretionary spending and our costs of operations could materially adversely affect our financial performance.
●	Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.
●	If we are unable to protect our reputation, the value of our brands and sales at our restaurants may be negatively impacted.
●	In past years we have experienced and may again experience significant labor cost inflation, which has and may in the future significantly increase our cost of doing business.
●	Health risks associated with our restaurants or products, such as food safety concerns and food borne illness, pandemics, epidemics, endemics and other public health emergencies could negatively impact customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation.
●	Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so.
●	Labor organizing could harm our operations and competitive position in the restaurant industry.
●	Our inability to respond appropriately to changes in consumer health and disclosure regulations, and to adapt to evolving consumer dining preferences, could negatively impact our operations and competitive position.
●	Our failure to effectively develop, grow and operate North Italia, Flower Child and our other branded concepts could materially adversely affect our financial performance.
●	Adverse weather conditions, natural disasters and public health emergencies could unfavorably impact our restaurant sales.
●	Acts of violence at or threatened against our restaurants or the centers in which they are located, including civil unrest, customer intimidation, active shooter situations and terrorism, could unfavorably impact our restaurant sales.
●	Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business.
●	Our financial performance could be materially adversely affected if we fail to retain, or effectively respond to a loss of, key executives.
●	If we are unable to staff and retain qualified restaurant management and operating personnel in an increasingly competitive market, we may be unable to effectively operate and grow our business and revenues.
●	If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may experience data loss, increased costs, operational disruption or other harm.
●	We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas.
●	Information technology system failures or breaches of our network security could interrupt our operations and subject us to increased operating costs, as well as to litigation and other liabilities.
●	Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirement or our inability to maintain a secure environment for customers’ and staff members’ personal data could result in legal liability, financial penalties, reputation harm and loss of customers.
●	Our failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition.
●	The indenture governing our outstanding Notes will not restrict us from incurring additional indebtedness, and the Notes and the incurrence of any additional indebtedness could limit the cash flow available for our operations.

ITEM 1.          BUSINESS

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. As of February 23, 2026, we owned and operated 368 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (216 locations), North Italia® (48 locations), Flower Child® (43 locations) and additional brands within our Fox Restaurant Concepts (“Other FRC”) portfolio (55 locations). Internationally, 35 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

We maintain a general website at www.thecheesecakefactory.com, as well as websites for our bakery and other brands, including www.northitalia.com, www.iamaflowerchild.com and www.foxrc.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and our proxy statements are available on our general website at no charge, as soon as reasonably practicable after these materials are filed with or furnished to the SEC. Our filings are also available on the SEC’s website at www.sec.gov. The content of our websites is not incorporated by reference into this Form 10-K.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2025, 2024 and 2023 each consisted of 52 weeks. Fiscal year 2026 will consist of 52 weeks.

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

In recent years, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Our commodity and wage inflationary environment began returning to more historical levels in fiscal 2024.

The impact of ongoing geopolitical and macroeconomic events, including evolving government policies and global trade and tariff dynamics, could lead to further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior, and delays in new restaurant openings. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

The Cheesecake Factory

As of February 23, 2026, we operated 216 The Cheesecake Factory restaurants, which strive to provide a distinctive, high-quality dining experience at moderate prices by offering an extensive, innovative and evolving menu in an upscale casual, high-energy setting with attentive, efficient and friendly service. As a result, The Cheesecake Factory restaurants appeal to a diverse customer base across a broad demographic range. Our extensive menu and strategic selection of locations enable us to compete for substantially all dining preferences and occasions, from the key lunch and dinner day parts to the mid-afternoon and late-night day parts, which are traditionally weaker times for most casual dining restaurants, as well as special occasion dining. The Cheesecake Factory restaurants are generally open seven days a week for lunch and dinner, and we offer additional menu items for weekend brunch.

All of our restaurants offer a full-service bar where our entire menu is served. During fiscal 2025, alcoholic beverage sales represented 11% of The Cheesecake Factory restaurant sales. We offer all items on our menu, except alcoholic beverages where disallowed by regulation, for off-premise consumption, sales of which comprised approximately 21% of The Cheesecake Factory restaurant sales during fiscal 2025. We work with a third party to provide delivery service from all of our locations and offer online ordering for to-go sales at all of our domestic locations.

The Cheesecake Factory menu features approximately 225 items, exclusive of beverage and dessert items and including items presented on supplemental menus, such as our SkinnyLicious® menu that offers innovative items at 590 calories or less. Our menu offerings include appetizers, pizza, seafood, steaks, chicken, burgers, bowls, bites, small plates, pastas, salads, sandwiches and omelettes, including a selection of vegan and gluten-free items.

Our ability to create, promote and attractively display our unique line of desserts is also important to the competitive positioning and financial success of our restaurants. We offer approximately 45 varieties of proprietary cheesecake and other desserts in our restaurants. Our brand identity and reputation for offering premium desserts results in a significant level of dessert sales, representing approximately 17% of The Cheesecake Factory sales during fiscal 2025.

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

The key elements that drive our total customer experience and help position us from a competitive standpoint include the following:

Extensive and Innovative Menu, Made Fresh from Scratch. Our restaurants offer one of the broadest menus in upscale casual dining and feature a wide array of flavors with portions designed for sharing. In contrast to many restaurant chains, substantially all of our menu items, except those desserts produced at our bakery facilities, are prepared from scratch daily at our restaurants with high-quality, fresh ingredients using innovative and proprietary recipes. We believe one of our competitive strengths is our ability to anticipate customer preferences and adapt our expansive menu to the latest trends. We regularly update our ingredients and cooking techniques, as well as create new menu items and new categories of food offerings at our restaurants, further enhancing the variety, quality and price points offered and keeping our menu relevant to our customers. All new menu items are selected based on anticipated sales popularity and profitability. We also regularly introduce new and innovative cheesecakes and other baked desserts. In 2025, we launched the Peach Perfect with Raspberry Drizzle Cheesecake in conjunction with National Cheesecake Day.

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

Value Proposition. We believe our restaurants are recognized by customers for offering value with a large variety of freshly prepared menu items across a broad array of price points and generous portions. The average check for each customer, including beverages and desserts, was approximately $31.79 during fiscal 2025.

Commitment to Excellent Service and Hospitality through the Selection, Training and Retention of High-Quality Staff Members. Our mission is to “create an environment where absolute guest satisfaction is our highest priority.” We strive to deliver a unique and experiential guest experience through our extensive menu, upscale-casual atmosphere, high-energy environment and strong focus on hospitality and operational excellence. One of the most important aspects of delivering a consistent and dependable level of service is having a team of experienced managers who can successfully operate our high-volume, complex restaurants. Our recruitment, selection, training, retention and internal promotion programs are among the most comprehensive in the restaurant industry, helping us to attract and retain qualified staff members who we encourage to develop a sense of personal commitment to our core values and culture of excellence. (See “Restaurant Operations, Development and Training” below.) Our commitment to people-focused programs and creating a great workplace for all of our staff and managers contributed to The Cheesecake Factory being named to Fortune magazine’s list of “100 Best Companies to Work For®” in 2025, for the twelfth consecutive year.

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

Average sales per location for The Cheesecake Factory restaurants open for the full year were approximately $12.4 million for fiscal 2025. Because each of our restaurants has a customized layout and differs in size, an effective method to measure the unit economics of our sites is by square foot. Average sales per productive square foot (defined as all interior square footage plus seasonally adjusted exterior patio square footage) for restaurants open for the full year were approximately $1,151 for fiscal 2025. Fluctuations in both average sales per location and average sales per productive square foot for fiscal 2025 generally tracked with comparable restaurant sales trends.

We currently lease all of our restaurant locations and utilize capital for leasehold improvements and furnishings, fixtures and equipment to build out our restaurant premises. Our distinctive design and decor require a higher investment per square foot than is typical for the upscale casual dining industry. However, our restaurants have historically generated annual sales per square foot that are also typically higher than our competitors. Total construction costs to build our restaurant premises average approximately $1,100 to $1,200 per interior square foot. However, these costs vary depending on a number of factors, including geography, the complexity of our build-out, site characteristics, governmental fees and permits, labor and material conditions in the local market, weather and the amount, if any, of construction contributions obtained from our landlords for structural additions and other leasehold improvements.

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

We believe that the high average sales volumes and popularity of our restaurants allow us to attract and retain high-quality, experienced restaurant-level management and other operational personnel. Each restaurant is generally staffed with a General Manager (“GM”) and an Executive Kitchen Manager (“EKM”) who possess an average of more than 15 years of experience with the Company. We believe this tenure and knowledge drive our high productivity and contribute to our ability to deliver an exceptional customer experience.

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

Restaurant-Level Preopening Costs

Due to the highly customized and operationally complex nature of our upscale, high-volume concept and the investment we make in properly training our staff to operate our restaurants, our preopening process is more extensive, time-consuming and costly than that of many restaurant chains. Restaurant-level preopening costs for a typical location in an established market average approximately $1.0 million to $1.5 million and include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members.

Restaurant-level preopening costs can fluctuate significantly from period to period, based on the number and timing of restaurant openings and the specific costs incurred for each restaurant. These costs vary by location depending on a number of factors, including the proximity of our existing restaurants, the size and physical layout of each location, the number of management and hourly staff members required to operate each restaurant, the availability of qualified restaurant staff members, the cost of travel and lodging for different metropolitan areas, the timing of the restaurant opening and the extent of unexpected delays, if any, in obtaining final licenses and permits to open the restaurant, which may also depend on our landlords obtaining their licenses and permits and completing their construction activities. Restaurant-level preopening costs are generally higher for larger restaurants and initial entry into new markets and lower when we relocate a restaurant within its local market. We have typically incurred the most significant portion of restaurant-level preopening costs during the three-month period including the month of a restaurant’s opening and two prior months.

Licensed Locations

We currently maintain licensing agreements with three restaurant operators to develop and operate The Cheesecake Factory® branded restaurants in selected international markets. Our licensees invest their capital to build and operate these restaurants, and we receive initial development fees, site and design fees and ongoing royalties based on our licensees’ restaurant sales. In addition, these licensees purchase bakery products branded under The Cheesecake Factory® mark from us. As of February 23, 2026, our international licensees operated the following The Cheesecake Factory restaurants:

Licensee Location	Restaurant Location	# of Restaurants
Kuwait (1)	Bahrain	1
	Kingdom of Saudi Arabia	4
	Kuwait	3
	Qatar	3
	United Arab Emirates	6
Mexico (2)	Mexico	10
Hong Kong (3)	Beijing	1
	Chengdu	1
	Hong Kong	1
	Macau	1
	Shanghai	3
	Thailand	1
Total		35
(1)	This licensee, or its affiliates, also has the right to develop restaurants in Egypt, with the opportunity to expand the agreement to include Algeria, Hungary, Iraq, Libya, Morocco, Poland, Russia, Slovakia, The Czech Republic, Tunisia, Turkey and Ukraine.
(2)	This licensee, or its affiliates, also has the right to develop restaurants in Chile, with the opportunity to expand the agreement to include Argentina, Brazil, Colombia and Peru.
(3)	This licensee, or its affiliates, also has the right to develop restaurants in Taiwan, with the opportunity to expand the agreement to include Japan, Malaysia, Singapore and South Korea.

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

Consumer Packaged Goods

Given the strong affinity for The Cheesecake Factory® brand, we leverage opportunities in the consumer packaged goods channel by partnering with third-party manufacturers to offer products marketed under The Cheesecake Factory At Home® mark, including our Famous “Brown Bread,” which is available in select retail stores nationwide.

North Italia

North Italia is a modern interpretation of Italian cooking in the upscale casual dining segment. North Italia strives to be a modern Italian restaurant with a neighborhood feel, offering classic Italian favorites with a fresh twist made from scratch daily. Contemporary design and décor elements including large dining rooms, high ceilings and open kitchen layouts combined with a focus on exceptional hospitality and high-quality, personalized service creates a warm, lively atmosphere for guests to create memorable experiences. The menu features a broad selection of delicious, handcrafted dishes including appetizers, salads, fresh pastas, pizzas and entrees, and each restaurant includes unique menu items tailored to local markets. North Italia offers an assortment of wines, beers and house-made cocktails which represented 23% of North Italia sales in fiscal 2025. The average check for each customer, including beverages and desserts, for fiscal 2025 averaged approximately $35.60 for lunch and approximately $45.21 for dinner. Sales through the off-premise channel comprised approximately 13% of North Italia restaurant sales during fiscal 2025. Our North Italia restaurants are generally open seven days a week for lunch and dinner and offer weekend brunch. As of February 23, 2026, we operated 48 North Italia restaurants.

With Italian cuisine being one of the most popular ethnic food categories in the United States, coupled with strong national reception of the North Italia concept to-date, we believe there is potential for approximately 200 domestic locations over time, which supports our plan for approximately 20% average annual unit growth. Average sales per location open for the full year for North Italia restaurants were approximately $7.6 million for fiscal 2025, or approximately $1,100 per productive square foot. We target an average North Italia unit size of 6,000 to 7,000 interior square feet and average total construction costs of approximately $750 to $850 per interior square foot. Restaurant-level preopening costs for a typical location in an established market average approximately $0.6 million to $0.8 million.

Flower Child

Flower Child operates in the fast casual dining segment, offering a customizable menu, made fresh from scratch, featuring locally-sourced, all-natural and organic ingredients. We believe Flower Child provides us an opportunity to diversify our portfolio in a strong and growing segment. As of February 23, 2026, we operated 43 Flower Child locations and believe there is potential for approximately 700 domestic locations over time, which supports our plan for approximately 20% average annual unit growth for this concept. Average sales per location open for the full year for the Flower Child restaurants were approximately $4.7 million for fiscal 2025, or approximately $1,300 per interior square foot. We target an average Flower Child unit size of 3,000 to 4,000 interior square feet and average total construction costs of approximately $700 to $800 per interior square foot. Sales through the off-premise channel comprised approximately 55% of Flower Child restaurant sales during fiscal 2025.

Fox Restaurant Concepts (“FRC”)

FRC operates as an independent subsidiary based in Phoenix, Arizona and serves as an incubator, innovating new food, dining and hospitality experiences to create fresh, exciting concepts. With over a dozen evolving restaurant brands launched to-date, its concepts are diverse in industry segment, occasions, square footage and geography. Other FRC potential growth concepts include Culinary Dropout, The Henry and Blanco, which together with the other FRC brands, serve as an ecosystem for talent, menu and design development. As of February 23, 2026, we operated 55 Other FRC locations. We target approximately 10% to 15% average annual unit growth for the aggregate Other FRC portfolio, complemented by additional market tests of the potential growth concepts. Average sales per location open for the full year for the Other FRC restaurants were approximately $6.7 million for fiscal 2025, or approximately $1,000 per interior square foot. We target an average FRC unit size of 6,000 to 8,000 interior square feet and average total construction costs of approximately $700 to $800 per interior square foot, depending on the concept.

Bakery Operations

We own and operate two bakery production facilities, one in Calabasas Hills, California, and one in Rocky Mount, North Carolina. Our facility in California accommodates both production operations and corporate support personnel, while our facility in North Carolina houses production operations and a distribution center. We continue to evaluate a third bakery production facility in Charlestown, Indiana. We produce approximately 60 varieties of proprietary cheesecakes and other baked desserts using high-quality ingredients for The Cheesecake Factory restaurants and for international licensees and third-party customers.

The primary role of our bakery operations is to produce innovative, high-quality cheesecakes and other baked desserts for sale at our restaurants and those of our international licensees. Integration of this vital part of our brand gives us control over the creativity and quality of our desserts and is also more profitable than buying from a third party. We also leverage The Cheesecake Factory brand identity and utilize our bakery production capacity by selling cheesecakes and other baked products to external foodservice operators, retailers and distributors. Current customers include retail and supermarkets, foodservice distributors and operators, a national retail bookstore, other restaurants and national warehouse clubs. We produce retail and foodservices items for outside accounts, which are marketed under The Cheesecake Factory At Home® and The Cheesecake Factory Bakery® marks, as well as private labels.

We sell baked goods internationally in approximately 25 countries under The Cheesecake Factory At Home® mark.

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

We believe our efforts to build and maintain a strong culture have contributed to two notable recognitions in 2025. We were named to the FORTUNE 100 Best Companies to Work For® list for a twelfth consecutive year and the PEOPLE Companies that Care® list for a fifth consecutive year.

Development and Training

We provide our staff with career advancement opportunities, and our fiscal 2025 combined internal management promotion rate at The Cheesecake Factory and North Italia concepts was 47%. Our hourly staff members and managers receive a considerable amount of training through a combination of in-person learning and development and online coursework. In addition to company-provided job training, we offer hourly staff members of The Cheesecake Factory and North Italia restaurants free high school equivalency and associate degree programs. We also offer a limited education reimbursement to our staff seeking post-secondary education.

Total Rewards

We offer healthcare benefits to our hourly staff members who work a minimum of 25 hours per week, on average, providing a competitive suite of benefits and wellness offerings. The Cheesecake Factory and North Italia staff, as well as our bakery and corporate teams, have paid sick time available to them starting at hire and are eligible to earn vacation time.

Employee Engagement

As of December 30, 2025, we employed approximately 48,400 people, with approximately 47,075 in our restaurants and the remainder in our corporate support center, FRC headquarters and bakery facilities. We believe that engaging our workforce is a key factor in our business success and in turn, have developed programs to promote enthusiasm and commitment. We measure our performance in this area through an annual engagement survey and pulse surveys throughout the year.

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

Purchasing and Distribution

Our purchasing philosophy is designed to procure quality ingredients, supplies and services from reliable sources consistent with our sustainability goals. In order to maximize purchasing efficiencies and to obtain the freshest ingredients that meet our required standards, each restaurant’s management determines the quantities of food and supplies needed for their location and orders the items from local, regional, national and international suppliers based upon specifications determined and terms negotiated at a corporate level. We strive to maintain restaurant-level inventories at a minimum dollar level in relation to sales due to our relatively rapid use of perishable commodities and limited storage space at our restaurants.

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

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2026, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2025, we had no financial hedging contracts in place.

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

Marketing and Advertising

The Cheesecake Factory

We rely on our reputation, as well as our high-profile locations, media exposure and positive “word of mouth” to maintain and grow market share. Historically, we have not used significant paid national advertising through television, radio or print, nor significant discounting for on-premise dining occasions. We utilize a social media and digital marketing strategy that allows us to engage regularly with our customers outside of our restaurants, including communication and paid advertising on social media platforms such as Instagram® and TikTok®, influencer marketing, Google advertising and direct email to customers. We launched our Cheesecake Rewards® program nationally in mid-2023 with the objective to leverage data analytics and insights to engage more effectively with our guests and drive incremental sales while maintaining our restaurant level margins. Since launch, the program has supported more targeted guest communications and strengthened our ability to tailor offers to our guests based upon their behaviors. We continue to refine the program’s capabilities and analytical tools to enhance its effectiveness and support guest engagement across our digital platforms.

Public relations is another important aspect of our marketing approach, and we frequently appear on local and national television in connection with a variety of promotional opportunities, such as National Cheesecake Day, to perform cooking demonstrations and other brand-building exposure. We generated approximately 52.0 billion media impressions in fiscal 2025 at minimal cost to us. To raise awareness in the off-premise channel, we execute marketing campaigns with our third-party delivery provider and through our online ordering platform. In addition, we work with several premiere third-party gift card distributors, contributing to our brand awareness and gift card sales, as well as our consumer packaged goods licensees on co-branded marketing campaigns.

North Italia, Flower Child and Other FRC

North Italia, Flower Child and the Other FRC concepts utilize a localized marketing approach focused on increasing awareness, frequency and brand engagement through a variety of channels, including store-level marketing, public relations, in-store events, digital advertising, email programs and social media. Each restaurant is positioned as an individual brand with a neighborhood connection, which is further reinforced through design elements tailored to each market. For example, restaurant interiors and exteriors incorporate art, decor and graphics such as location-specific wall murals to reflect the surrounding community. In addition to these design elements, the concepts utilize a range of market-specific efforts, including locally hosted events, targeted regional marketing campaigns across digital and traditional channels and community partnerships aligned with the neighborhoods they serve. Marketing programs are managed within brand guidelines that support consistent execution while allowing appropriate flexibility for location-specific initiatives. Together, these efforts are intended to deepen guest engagement, strengthen brand affinity and sustain awareness across each market.

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

Food Safety and Quality Assurance

Our food safety processes and systems are designed to mitigate the risk of contamination and illness and to ensure compliance with regulatory requirements, such as nutritional disclosure requirements, as well as industry standards. Adherence is monitored through routine restaurant management reviews, third-party health inspection/food safety audits and regulatory agency inspections. In addition, our bakery facilities are Safe Quality Food certified in alignment with the Global Food Safety Initiative’s Global Markets Program. Our restaurants and bakery facilities are subject to regulatory guidelines required for conducting and managing ingredient and product traceability. We utilize a web-based solution that is designed to enable us to efficiently contact our restaurants and monitor progress in the event of a product withdrawal or recall. Web-based solutions are also used for tracking internal program performance and implementing corrective actions.

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

Our international business exposes us to additional laws and regulations, including, without limitation, antitrust and tax requirements, anti-boycott legislation, import/export and customs regulations and other international trade regulations, privacy laws that may differ from those in the United States, anti-terrorism laws and anti-corruption laws.

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

Executive Officers of the Registrant

David Overton, age 79, serves as our Chairman of the Board and Chief Executive Officer. Mr. Overton co-founded our predecessor company in 1972 with his parents, Oscar and Evelyn Overton. He is also a founding member and director of our Foundation.

David M. Gordon, age 61, was appointed President of the Company in February 2013. Mr. Gordon joined our Company in 1993 as a Manager and held operational positions, including General Manager, Area Director of Operations, Regional Vice President and Chief Operating Officer prior to his appointment as President. He is also a director of our Foundation.

Matthew E. Clark, age 56, was appointed Executive Vice President and Chief Financial Officer in 2017. Mr. Clark joined our Company in 2006 as Vice President of Strategic Planning and most recently oversaw the strategy, financial planning, treasury and risk management functions as Senior Vice President, Finance and Strategy. Earlier in his career, Mr. Clark held a number of finance positions of increasing responsibility at Groupe Danone, Kinko’s and The Walt Disney Company. He is also a director of our Foundation.

Spero G. Alex, age 62, serves as our Executive Vice President Operations of --The Cheesecake Factory Restaurants, Inc. Mr. Alex joined our Company in 1989 as a restaurant manager and has held operational positions, including General Manager, Area Director of Operations, Regional Vice President, and Senior Vice President of Operations prior to his appointment as Executive Vice President Operations.

Scarlett May, age 59, serves as our Executive Vice President, General Counsel and Secretary. Ms. May joined our Company in 2018, from Brinker International, Inc., where she served as Senior Vice President, General Counsel and Secretary from 2014 to 2018. Prior to that, she was Senior Vice President, Chief Legal Officer and Secretary for Ruby Tuesday, Inc. following her earlier career in private practice.

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

Dining out is a discretionary expenditure that is influenced by domestic and global economic conditions, including, but not limited to: geopolitical instability, including armed conflicts, supply shortages, interest rates, changes to the terms of international trade agreements, unemployment, significant cost inflation, public health emergencies, consumer confidence, consumer purchasing and saving habits, credit conditions, stock market performance, home values, population growth, household incomes and tax policy.

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

In recent years, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Our commodity and wage inflationary environment began returning to more historical levels in fiscal 2024. The impact of ongoing geopolitical and macroeconomic events, including evolving government policies, and global trade and tariff dynamics, could lead to further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior, and delays in new restaurant openings. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

Our inability to grow comparable restaurant sales could materially adversely affect our financial performance.

We strive to increase comparable restaurant sales by improving customer traffic trends and growing average check. Changes in customer traffic and average check amount may be impacted by a variety of factors, including, without limitation: macroeconomic conditions that impact consumer discretionary spending; perception of our concepts’ offerings in terms of quality, price, value and service; the competitive environment; changes in consumer eating or drinking habits; the evolving retail landscape, which is becoming increasingly influenced by technology and a growing consumer preference for convenience, value and experience; weather conditions; natural disasters; and demographic, economic and other changes in the trade areas in which our restaurants are located and changes in the regulatory environment. (See the risk factor titled “The impact global and domestic economic conditions have on consumer discretionary spending and our costs of operations could materially adversely affect our financial performance.”)

We compete directly and indirectly for customer traffic with national and regional full-service dining restaurant chains as well as independently owned restaurants. In addition, we face competition from fast casual and quick service restaurants, grocery stores and meal kits that have increased the quality and variety of their food products in response to consumer demand. We believe that many consumers remain focused on value and if our competitors promote and deliver a higher degree of perceived value, our customer traffic could suffer.

We utilize menu price increases in an effort to help offset inflation of key operating costs. However, our menu price increases may be insufficient to meaningfully offset increased costs and may, if not accepted by customers, result in reduced customer traffic and unfavorable menu mix shifts (i.e., customers reducing their spend by purchasing fewer menu items or lower cost menu items) (See the risk factor titled “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

We generate a higher mix of sales from off-premise channels as consumers have demonstrated a preference for convenience and at-home dining. Growing competition in off-premise channels, our inability to differentiate our concepts in these channels or a change in customers’ willingness to pay fees associated with third-party delivery could negatively impact our comparable restaurant sales performance.

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

Negative publicity directed at any of our brands, regardless of factual basis, such as relating to the quality of our restaurant food or consumer packaged goods, the quality and condition of our restaurant facilities, customer complaints or litigation alleging injury or food-borne illnesses, food tampering or contamination or poor health inspection scores, sanitary or other issues with respect to food processing by us or our suppliers, labor relations, any failure to comply with applicable regulations or standards, allegations of harassment or disparate treatment based upon race, gender, gender identity, national origin, religion or other class, allegations of sexual harassment, politically motivated accusations or other negative publicity could damage our reputation. Any failure of our third-party delivery provider to represent our brands in a favorable manner could damage our reputation. These concerns are exacerbated by the speed with which negative information can be disseminated through social media. (See the risk factor titled “Any inability to effectively use and manage social media could harm our marketing efforts as well as our reputation, which could materially adversely affect our financial performance.”) Negative publicity about us could harm our reputation and damage the value of our brands, which could materially adversely affect our financial performance.

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

Certain state and localities have significantly increased their minimum wage and/or tip credit wage (or have eliminated the tip credit wage), and require significantly more mandated benefits, and other states and localities may also elect to do so. Should this occur, in addition to increasing the overall wages paid to our minimum wage and tip credit wage earners, these increases create pressure to increase wages paid to and other benefits provided to other staff members who, in recognition of their tenure, performance, job responsibilities and other similar considerations, historically received a rate of pay exceeding the applicable minimum wage or minimum tip credit wage. Because we employ a large workforce, any wage increases and/or expansion of benefits mandates will have a particularly significant impact on our labor costs. Increased restaurant labor costs could impact us more than others in our industry because we have a complex menu made fresh from scratch at our restaurants, requiring more labor at each restaurant location than some of our competitors who use processed foods or commissaries to prepare their foods. Our vendors, contractors and business partners are similarly impacted by wage and benefit cost inflation, and many have or will increase their prices for goods, construction and services in order to offset their increasing labor costs, resulting in higher operating costs for us.

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

While we seek to offset labor cost increases through menu price increases, more efficient purchasing practices, productivity improvements, greater economies of scale and by offering a variety of health plans to our staff members, including lower cost high-deductible health plans, there can be no assurance that these efforts will be successful. If we are unable to effectively anticipate and respond to increased labor costs, our financial performance could be materially adversely affected.

Health risks associated with our restaurants or products, such as food safety concerns and food-borne illness, pandemics, epidemics, endemics and other public health emergencies could negatively impact customer traffic to our restaurants, disrupt our food supply chain or cause us to be the target of litigation, which could materially adversely affect our financial performance.

We face food safety risk, including the risk of food-borne illness and food contamination (including allergen cross contamination), which are common both in the restaurant industry and the food supply chain, including, those caused by pathogens, such as coronavirus, Ebola, mad cow disease, SARS, swine flu, avian influenza, norovirus or other virus or bacteria, such as hepatitis A, norovirus, listeria, Campylobacter, Clostridium perfringens, salmonella or E.coli, and those that may be caused by parasites, other toxins or food safety issues. While we dedicate substantial resources and provide training to help ensure the safety and quality of the food we serve, these risks cannot be completely eliminated. Additionally, we rely on our network of suppliers to properly handle, store and transport our ingredients for delivery to our restaurants. Any failure in our supply chain could cause our ingredients to be contaminated, which could be difficult to detect and jeopardize the safety of our food. We freshly prepare our menu items at our restaurants, which may put us at greater risk for food-borne illness and food contamination outbreaks than some of our competitors who use processed foods or commissaries to prepare their food. The risk of food-borne illness also may increase whenever our menu items are served outside of our control, such as by third-party food delivery services, customer take-out or at catered events.

Publicized food safety concerns, regardless of accuracy, whether specifically concerning food served at any of our restaurant brands, desserts produced at our bakeries, any products bearing our branding or regarding our third-party suppliers or service providers, or the food supply more generally, could negatively affect consumer demand for our restaurants and products, which in turn could materially adversely affect our financial performance. These concerns also extend to emerging consumer sentiments relating to phthalates, per- and polyfluoroalkyl substances, microplastics and heavy metals in the food supply.

The impacts of and our failure to effectively respond to pandemics, epidemics, endemics and other public health emergencies may also significantly disrupt our business, including, by adversely affecting, among other things, our ability to operate our business, consumer behavior, our supply chain, commodity prices, wage costs and our ability to timely open new restaurants.

The demand for and availability and price of certain food items may be adversely impacted if any food-borne illness or other food contamination infects or are believed to have infected the food supply, including the food supply chain for our restaurants or bakery facilities. Additionally, customers may avoid our restaurants, our reputation may be damaged, and it may become difficult to adequately staff our restaurants if our food or customers or staff members become infected with a pathogen which was actually or alleged to be contracted at our restaurants. Any adverse food safety occurrence may result in litigation against us. Although we carry liability and other insurance coverage to mitigate costs we may incur as a result of these risks, not all risks of this nature are fully insurable. Even if insured, the negative publicity associated with such an event could damage our reputation and materially adversely affect our financial performance.

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

We are subject to numerous federal, state, local and foreign laws and regulations. Each of our restaurants is subject to various laws and regulations, including license and permit requirements, that regulate many aspects of our business, including, among other things, alcoholic beverage control, health, sanitation, labor, immigration, zoning and public safety. Our failure to obtain and/or retain licenses, permits or other regulatory approvals required to operate our business could delay or prevent the opening and/or continued operation of any of our restaurants or bakeries, materially adversely affecting that facility’s operations and profitability and our ability to obtain similar licenses, permits or approvals elsewhere, any of which could materially adversely affect our financial performance. We are also subject to various environmental regulations governing areas such as water usage, sanitation disposal and transportation mitigation. The United States, on the federal, state and local levels, and other countries are expanding the type, nature and scope of laws and regulations governing other environmental matters, such as reducing greenhouse gas emissions, use of natural gas and water consumption, including in some cases imposing disclosure requirements with respect to such matters. (See the risk factor titled “Failure to appropriately address environmental and social matters could adversely affect our brand, business, results of operations and financial condition.”) We may incur significant additional costs and require operational changes to comply with these laws and regulations and may face fines, penalties or other sanctions, adverse publicity and incur legal liability in the event of our failure to do so.

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

We are also subject to the regulations of the Department of Homeland Security, the U.S. Citizenship and Immigration Services and U.S. Immigration and Customs Enforcement. Despite our efforts to maintain compliance with legal requirements, including implementation of electronic verification of legal work status, some of our staff members may not meet legal citizenship or residency requirements. In addition, immigration-related employment regulations may make it more difficult for us to identify and hire qualified staff members. Our inability to maintain an experienced and qualified workforce comprised of individuals who meet all legal citizenship or residency requirements could result in a disruption in our workforce, sanctions against us and adverse publicity, any of which could materially adversely affect our financial performance.

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

Adverse weather conditions, natural disasters and public health emergencies can impact customer traffic, make it more difficult to fully staff our restaurants and more severe events, such as hurricanes, earthquakes, tornadoes, blizzards, wildfires and other natural disasters and public health emergencies have resulted in and may in the future result in restaurant closures, underutilization of outdoor patio dining and curtailed operations, impediments to availability of staff and supplies and increased commodity costs, sometimes for prolonged periods of time. These effects may become more pronounced in the future as climate change and global warming may cause extended droughts and certain adverse weather conditions and natural disasters to become more frequent, more severe and less predictable over time. Our cash flows may be negatively impacted by delay in the receipt of proceeds under any insurance policies or programs we maintain against certain of these risks or the proceeds may not fully offset any such losses. Any or all these situations could materially adversely affect our financial performance.

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

The cost of products and services used in our operations are subject to volatility due to the relative availability of labor and distribution, weather, natural disasters, inventory levels and other supply and/or demand impacting events such as tariffs, the terms of international trade agreements, geopolitical events, economic conditions, public health emergencies or other unforeseen circumstances. For example, as a result of historically low cattle herd in the United States, drought, high feed and production costs, tariffs and other circumstances during fiscal 2025, we, along with the restaurant industry and broader market for beef, experienced high inflation around beef prices compared to historical norms, and we expect this trend to continue into the foreseeable future. Furthermore, a significant portion of our imported items experienced price increases and volatility due to tariffs and regulatory changes in 2025. We expect this trend to continue into 2026.

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. We are in the process of contracting for certain key food and non-food supplies for fiscal 2026, and these efforts may not be successful or yield our intended benefits. We will continue to take the cost and inflationary environment into consideration when implementing future pricing decisions. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost. However, we can provide no assurance that these efforts will be successful.

We continue to evaluate the possibility of entering into similar short-term and long-term arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2025, we had no hedging contracts in place. Products and services for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. New or increased tariffs and other changes in U.S. trade policy could trigger retaliatory actions, including increased tariffs, by affected countries.

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

If we are unable to attract and retain qualified personnel, including due to increasingly competitive labor markets, our restaurants and bakery operations could be short staffed, we may be forced to incur overtime expenses, and our ability to operate and expand our concepts effectively, grow our business and revenues and meet our customers’ demand could be limited, any of which could materially adversely affect our financial performance. These risks may be exacerbated by anticipated changes to and the enforcement of immigration laws and regulations. (See the risk factor titled “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”)

If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may experience data loss, increased costs, operational disruption or other harm, any of which could materially adversely affect our financial performance.

In order to leverage our internal resources and information technology infrastructure, and to support our business continuity and disaster recovery planning efforts, we rely on third-party vendors to provide some of our essential business processes. For example, we rely on a network of third-party distribution warehouses to deliver ingredients and other materials to our restaurants. In some instances, these processes rely on technology and may be outsourced to the vendor in their entirety and in other instances we utilize these vendors’ externally hosted business applications. Our vendors’ systems are vulnerable to a variety of risks, including, without limitation, theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from internal and external cybersecurity threats, including from diverse threat actors, such as state-sponsored organizations, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as malfeasance by insiders, human or technological error, malicious code embedded in open-source software, or misconfigurations, “bugs” or other vulnerabilities in or issues with commercial software that is integrated into our (or our suppliers’ or service providers’) network infrastructure, products or services, security breaches, denial of service attacks, viruses, worms, malware, ransomware, social engineering/phishing, breaches of the algorithms used to encrypt and protect data and other malicious, or disruptive or unauthorized events that jeopardize the confidentiality, integrity or availability of information systems or information residing therein, including confidential information and personal information (each, a “Cybersecurity Incident” and collectively, “Cybersecurity Incidents”), and have also experienced Cybersecurity Incidents. The failure of third-party vendors to provide adequate services (especially those that may be a sole source provider of certain services), including, as result of any Security Incident, or to generally fail to employ up-to-date and appropriate data security and internal control practices, could significantly harm our operations and reputation, which could materially adversely affect our financial performance. For example, in October 2025 we experienced limited disruptions to our information technology systems as part of the Amazon Web Services outage that impacted thousands of businesses. We experienced these disruptions for a limited period of time, and they did not have a significant impact on our business. We also rely on third party services to effectively operate our restaurants including, for example, gift card distribution and transaction processing services, point-of-sale system services, online ordering services and food delivery services, and our Cheesecake Rewards® program. We derive substantial revenue from these aspects of our business, which could suffer in the event of any factor that adversely impacts our vendors’ ability to provide such services. Such factors include, without limitation, loss of, or significant change in contractual terms of, key vendor contracts, vendor or processor failures, technology failures, changes in applicable laws or regulations, Cybersecurity Incidents, damage to the reputation of any key vendor and mandated employment relationships between companies that facilitate third-party delivery services and their service personnel. (See the risk factor titled “Changes in, or any failure to comply with, applicable laws or regulations could materially adversely affect our ability to operate our restaurants and/or increase our cost to do so, which could materially adversely affect our financial performance.”)

We may incur additional costs if we are unable to renew our restaurant leases on similar terms and conditions, or at all, or to relocate our restaurants in certain trade areas, which could materially adversely affect our financial performance.

We currently lease all our restaurant premises and, although we may consider other arrangements, we currently plan to continue to lease our restaurant locations in the future. Some of our leases have terms that will expire in the next few years and beyond. Many of these leases include renewal options; some do not. While lease expirations allow us to opportunistically evaluate the possibility of relocating certain restaurants to higher quality sites and trade areas over time, doing so may involve additional costs, such as increased rent and other expenses related to renegotiating the terms of occupancy of an existing lease, and the costs to relocate and develop a replacement restaurant if we choose not to renew a lease, or are unable to do so, on favorable terms in a desirable location. In addition, changing consumer preferences and demographics in a given area have in the past and may in the future cause us to relocate or terminate a restaurant lease. We may elect to terminate certain leases prior to their expiration dates, and we may be unable to negotiate favorable terms for such early terminations. Additional costs related to expiring restaurant lease terms, our inability to terminate certain restaurant leases under favorable terms or the unavailability of suitable replacement locations could materially adversely affect our financial performance.

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

Operations at our international Company-owned and licensed restaurants may be negatively affected by factors outside of our control, including, but not limited to:

●	difficulties in achieving the consistency of product quality and service as compared to restaurants we operate in the United States;
●	Anti-American sentiment and boycotts of American brands;
●	changes to our recipes required by cultural norms;
●	inability to obtain, at a reasonable cost, adequate and reliable supplies of ingredients and products necessary to execute our diverse menu;
●	availability of experienced management to operate international restaurants according to our domestic standards;
●	changes in economic conditions of our licensees, whether or not related to the operation of our restaurants;
●	differences, changes or uncertainties in economic, regulatory, legal, immigration, social, climatic and political conditions, including the possibility of terrorism, social unrest, trade embargos and/or trade restrictions, which may result in periodic or permanent closure of foreign restaurants, affect our ability to supply our international restaurants with necessary supplies and ingredients and affect international perception of our brand;
●	inability of our licensees to locate profitable or suitable sites for development;
●	rising cost and scarcity of labor world-wide;
●	exchange rate fluctuations; and
●	trade restrictions, taxes or tariffs adversely affecting our or our licensees’ ability to import goods from the United States and other parts of the world that are required for operating our branded restaurants, including our cakes which are wholly manufactured in the United States.

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

Our ability to grow our business depends on the availability and selection of high-quality sites that meet our criteria. The number and timing of new restaurants opened during any given period, and their associated contribution to the growth of our business, depend on a number of factors including, but not limited to:

●	unforeseen delays due to market conditions;
●	the identification and availability of high-quality locations;
●	an increase in competition for available premier locations;
●	the influence of consumer shopping trends on the availability of sites in traditional locations, such as premier shopping centers;
●	acceptable lease terms and the lease negotiation process;
●	the availability of suitable financing for our landlords;
●	the financial viability of our landlords;
●	timing of the delivery of the leased premises to us from our landlords in order to perform build-out construction activities;
●	the timing and extent of other construction activities in and around the shopping centers in which we plan to open;
●	the occupancy and tenant-mix of the shopping centers in which we plan to open.
●	obtaining, on a timely basis, governmental licenses and permits necessary to construct and operate our restaurants;
●	obtaining, on a timely basis, utility connections;
●	obtaining, on a timely basis, third-party consents necessary to construct and operate our restaurants;
●	successfully managing the complex design, construction and preopening processes for our highly customized restaurants;
●	the availability and/or cost of raw materials and labor used in construction;
●	the availability of qualified tradespeople in the local market;
●	any unforeseen engineering or environmental problems with the leased premises; and
●	adverse weather or other delays during the construction period.

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

We assess the potential impairment of our long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the assets or asset group may not be recoverable. Factors considered include, but are not limited to, negative cash flow, significant underperformance relative to historical or projected future operating results, significant changes in the manner in which an asset is being used, an expectation that an asset will be disposed of significantly before the end of its previously estimated useful life and significant negative industry or economic trends. At any given time, we may be monitoring a number of locations, and future impairment charges and/or closures may occur if individual restaurant performance does not improve, which could materially adversely affect our financial performance. During fiscal 2025, we recorded impairment of assets and lease terminations expense of $23.0 million primarily related to the impairment of long-lived assets. (See Note 1 of Notes to Consolidated Financial Statements in Part IV, Item 15 for further discussion of impairment of long-lived assets.)

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

We are subject to lawsuits, administrative proceedings and claims that arise in the ordinary course of business. These matters typically involve claims by customers, staff members and others regarding issues such as food-borne illness, food safety, premises liability, dram shop liability, compliance with wage and hour requirements, compliance with pay transparency and secure scheduling requirements, work-related injuries, discrimination, harassment, disability and other operational issues common to the foodservice industry. We could be materially adversely affected by negative publicity and litigation costs resulting from these claims, regardless of their validity. Employment-related litigation, particularly with respect to claims styled as class or representative actions, such as those brought under statutes like the California Private Attorneys General Act, are especially costly to defend. Also, some employment-related claims in the area of wage and hour disputes are not insurable risks and many employment-related disputes involve uncertainty in judicial interpretation from state to state and from federal to state court with respect to the effectiveness of arbitration agreements with our staff members, particularly those which provide for class waivers.

We are involved in various legal proceedings, including litigation, arbitration and other claims, investigations, inspections, audits, inquiries and similar actions with private litigants and governmental authorities. These proceedings, especially those involving class or collective actions, can be expensive, time consuming, and disruptive to our operations. Certain cases may seek large or indeterminate amounts and may remain unresolved for several years. For example, we are currently a defendant in a number of cases asserting class or collective action claims under federal and state wage and hour laws. Significant legal fees and costs, or adverse judgments and settlements arising from complex class or representative litigation, where such amounts are uninsured or exceed available insurance coverage, can materially and adversely affect our financial performance.

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

All our core and critical applications are housed in an external tier 3 data center, which is a location with redundant and dual-powered servers, storage, network links and other information technology components. To mitigate business interruptions, we employ a disk-based data backup and replication infrastructure between our onsite and external data centers. We provide support for our restaurant operations, with the exception of FRC and the design and construction department, from our corporate headquarters in Calabasas, California, an area that is prone to and has been impacted by natural disasters such as earthquakes and wildfires. Corporate support for our bakery operations is also performed from this centralized location. If we are unable to execute our disaster recovery procedures in whole or in part, we may experience delays in recovery and losses of data, inability to perform vital corporate functions, tardiness in required reporting and compliance, failures to adequately support field operations and other breakdowns in normal operating procedures that could expose us to administrative and other legal claims, any of which could materially adversely affect our financial performance.

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

There has been an increasing focus from certain governmental and nongovernmental organizations, investors, customers, consumers, employees and others concerning environmental and social matters. Various regulatory authorities have imposed, and may continue to impose, mandatory substantive and/or disclosure requirements with respect to environmental and social matters. For example, we are subject to various disclosure requirements (such as information on greenhouse gas emissions, climate risks, use of offsets, and emissions reduction claims) from the State of California, and may be subject to further disclosure requirements to the extent adopted by jurisdictions in which we operate. These requirements may not always be uniform across jurisdictions and may have uncertain interpretation, which may result in increased complexity, and cost, for compliance. Any of the foregoing may require us to make additional investments in facilities and equipment, require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls, may impact the availability and cost of key products ingredients, and, in turn, may adversely impact our business, operating results, and financial condition. Environmental and social matters have also been the subject of increased scrutiny by regulators in different jurisdictions which may expose us to potential regulatory scrutiny or enforcement actions related to these activities.

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

Our actions and/or inactions with respect to environmental and social matters could negatively impact our reputation, which could adversely impact our ability to attract and retain customers, employees or business partners. Both advocates and opponents to certain environmental and social matters are increasingly resorting to a range of activism, including media campaigns and litigation, to advance their perspectives. To the extent we are subject to such activism, we may experience reduced sales, increased costs or other adverse impacts to our business.

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

We rely heavily on our in-restaurant and enterprise-wide computer systems and network infrastructure across our operations (“Cyber Environment”), which are vulnerable to various risks. Our dependence on our Cyber Environment continues to grow as our technology systems have expanded to include online ordering, contactless payments, our Cheesecake Rewards® program, systems supporting a remote and hybrid workforce and the like. Remote and hybrid working arrangements at our company (and at many third-party providers) also increase cybersecurity risks due to the challenges associated with managing remote computing assets and security vulnerabilities that are present in many non-corporate and home networks. (See the risk factor titled “If any of our third-party vendors experiences a failure that affects a significant aspect of our business, we may experience data loss, increased costs, operational disruption or other harm, any of which could materially adversely affect our financial performance.”) Additionally, we have, to a limited extent, incorporated artificial intelligence (“AI”) solutions into our business, and may expand our use of traditional and generative AI solutions in the future. In addition to risks generally applicable to the use of any information technology, AI solutions may be susceptible to a variety of additional risks, which include, without limitation, AI’s use and reliance on large datasets that could be the subject of breaches or misuse, potential liability associated with AI decision making and bias in training data, potential liability for failing to comply with rapidly evolving laws regulating AI, as well as ethical concerns relating to AI and machine learning.

Our Cyber Environment, and the information processed therein, including confidential information and personal information, face numerous and evolving cybersecurity risks that threaten their confidentiality, integrity and availability, including from Cybersecurity Incidents. The efficient management of our operations depends upon our ability to protect our Cyber Environment against damage from theft, casualties such as fire, power loss, telecommunications failure or other catastrophic events, as well as from Cybersecurity Incidents. We employ both internal resources and external consultants to conduct auditing and testing for weaknesses in our Cyber Environment, intended to help us reduce the likelihood of any Cybersecurity Incident, and have developed a multi-discipline Cybersecurity Incident response plan designed to help ensure that our executives are accurately informed and manage, with the help of content experts, the discovery, investigation and auditing of, and recovery from any Cybersecurity Incidents that we become aware of. Despite these efforts, we can provide no assurance that these measures will successfully prevent all Cybersecurity Incidents or mitigate losses resulting from a Cybersecurity Incident. Cyberattacks are accelerating on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools, including AI, that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact to our Cyber Environment, confidential information or business.

We and our third-party vendors have experienced Cybersecurity Incidents and we expect such attacks and incidents to continue in varying degrees. We cannot provide assurances that future Cybersecurity Incidents will not occur or that they will not materially adversely affect our business and financial performance.

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

Any Cybersecurity Incident or adverse impact to the availability, integrity or confidentiality of our Cyber Environment (or information residing therein, including confidential information and personal information) could result in legal claims or proceedings (such as class actions and securities litigation), regulatory investigations and enforcement actions, fines and penalties, negative reputational impacts that cause us to lose existing or future customers (which may become more likely due to new data breach notification laws including the new cybersecurity incident disclosure rules promulgated by the SEC), and/or significant incident response, system restoration or remediation and future compliance costs. Any or all of the foregoing could materially adversely affect our business, operating results, and financial condition. Additionally, we are required to disclose material Cybersecurity Incidents pursuant to disclosure rules promulgated by the SEC. Any public disclosure relating to a material Cybersecurity Incident could harm our reputation, result in litigation and adversely affect our business, results of operations and financial condition. Finally, we cannot guarantee that any costs and liabilities incurred in relation to a Cybersecurity Incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

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

We and certain of our third-party vendors receive and maintain certain personal information about our customers, staff members, business partners and others. For example, we are required to collect and maintain certain personal information in connection with our employment practices, including the administration of our benefit plans, and we collect information for a variety of other reasons, including, in connection with our Cheesecake Rewards® program. Our collection, storage, handling, use, disclosure, processing and security of personal information is regulated by complex and continually evolving (and at times conflicting) U.S. (federal, state and local) and foreign laws, regulations, and industry standards. Many of these laws, regulations and standards are subject to change and uncertain interpretation and could result in claims, investigations or enforcement actions, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

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

In addition, we utilize a third-party security operations center (“SOC”) provider to monitor and analyze internal network traffic for potential malicious content. However, we can provide no assurance that our security measures will be successful in the event of an attempted or actual Cybersecurity Incident. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, results of operations and financial condition. If there are amendments to PCI DSS, the cost of compliance could increase, and we may suffer loss of critical data and interruptions or delays in our operations as a result. Further, we may become subject to litigation or the imposition of regulatory penalties, which could result in negative publicity and significantly harm our reputation, either of which could materially adversely affect our financial performance.

Risks Related to Our Indebtedness

Any failure to satisfy financial covenants and/or repayment requirements under our credit facility could harm our financial condition.

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the credit facility provided thereunder, the “Revolver Facility”).

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense of 1.90. The Loan Agreement also contains customary events of default that include, among others, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, bankruptcy and insolvency events, material judgements, cross defaults to material indebtedness and events constituting a change of control. The occurrence of an event of default could result in the termination of commitments under the Loan Agreement, the declaration that all outstanding loans are immediately due and payable in whole or in part and the requirement of cash collateral deposits in respect of outstanding letters of credit.

Any failure to maintain financial covenants under the Loan Agreement or to have sufficient liquidity to either repay or refinance the then outstanding balance at expiration of the Loan Agreement, or upon any violation of the covenants, could materially adversely affect our financial performance. In addition, the Loan Agreement contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 for further discussion of our debt.)

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

As of December 30, 2025, we had approximately $644.0 million in principal amount of consolidated indebtedness, including $69.0 million aggregate principal amount of convertible senior notes due 2026 (“2026 Notes”) and $575.0 million aggregate principal amount of convertible senior notes due 2030 (“2030 Notes”). The 2026 Notes and 2030 Notes are collectively referred to as the “Notes.” The indentures governing the Notes do not contain any meaningful restrictive covenants and do not prohibit us or our subsidiaries from incurring additional indebtedness in the future. Accordingly, we may incur a significant amount of additional indebtedness to meet future financing needs. The incurrence of indebtedness could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We may also conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have reserved approximately 6.3 million shares of common stock for grant under our The Cheesecake Factory Incorporated Stock Incentive Plan as of December 30, 2025. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders.

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

Noteholders of our outstanding Notes may, subject to limited exceptions, require us to repurchase their Notes following a “fundamental change” (which is defined in the indenture governing the Notes) at a cash repurchase price generally equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. Additionally, our 2026 Notes mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Beginning on February 17, 2026, the noteholders may convert their 2026 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date.

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

During fiscal 2025, the price of our common stock fluctuated between $42.69 and $69.70 per share. The market price of our common stock may be significantly affected by a number of factors, including, but not limited to, actual or anticipated variations in our operating results or those of our competitors as compared to analyst expectations, changes in financial estimates by research analysts with respect to us or others in the restaurant industry, and announcements of significant transactions (including mergers or acquisitions, divestitures, joint ventures or other strategic initiatives) by us or others in the restaurant industry. In addition, the equity markets have experienced price and volume fluctuations that affect the stock price of companies in ways that have been unrelated to an individual company’s operating performance. The price of our common stock may continue to be volatile, based on factors specific to our company and industry, as well as factors related to the equity markets overall.

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

There are no assurances that our Board will continue to declare quarterly dividends. Our ability to pay or to increase dividends on our common stock will depend on our ability to do so under the Loan Agreement or any future credit agreement as well as our ability to generate sufficient cash flows from operations and capacity to borrow funds, which may be subject to economic, financial, competitive and other factors that are beyond our control. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our debt.) Our failure to pay a dividend or to increase it over time may negatively impact investor confidence in us and may negatively impact our stock price.

We cannot guarantee that our share repurchase program will be utilized to the full value approved or that it will enhance long-term stockholder value.

As of December 30, 2025, our Board of Directors has authorized a share repurchase program of up to 61.0 million shares, of which approximately 1.1 million shares remained available for repurchase. The share repurchase program does not have an expiration date, does not require the Company to purchase a specific number of shares and may be modified, suspended or terminated at any time, which may result in a decrease in the trading price of our common stock. The timing and total amount of share repurchases will depend upon market conditions and other factors and may be made from time to time in open market purchases, privately negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or otherwise. Future decisions to repurchase shares are at the discretion of the Board of Directors and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the Fox Restaurant Concepts LLC acquisition agreement (the “FRC Acquisition”), our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under the Loan Agreement that limit share repurchases based on a defined ratio. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our debt.) In addition, the Inflation Reduction Act of 2022 introduced a 1% excise tax on share repurchases, which increases the costs associated with repurchasing shares of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term stockholder value or may not prove to be the best use of our cash. Share repurchases could have an impact on the trading price of our common stock, increase the volatility of the price of our common stock or reduce our available cash balance such that we will be required to seek financing to support our operations.

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

We are subject to income and other taxes in the United States and foreign jurisdictions. Changes in applicable U.S. or foreign tax laws and regulations, such as the 2017 enactment of Federal legislation commonly referred to as the Tax Cuts and Jobs Act, The Coronavirus Aid, Relief, and Economic Security Act of 2020, the Inflation Reduction Act of 2022, and H.R. 1, commonly referred to as H.R.1, passed the 119th Congress and was signed into law on July 4, 2025 (collectively, the “Tax Acts”), or their interpretation and application, including the possibility of retroactive effect and changes to state tax laws that may occur in response to the Tax Acts, could affect our tax expense and profitability. In addition, we may be subject to tax audit and related litigation and the final determination of any tax audits or related litigation could be materially different from our historical income tax provisions and accruals. Changes in our tax provision or an increase in our tax liabilities, whether due to changes in applicable laws and regulations, the interpretation or application thereof, or a final determination of tax audits or litigation, could materially adversely affect our financial performance.

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

Our management formed an interdepartmental Information Security Council (“ISC”), comprised of senior executives from multiple disciplines, including our CIO and Vice President of Infrastructure Services, to assess and manage our material risks from cybersecurity threats. The ISC has primary responsibility for our overall cybersecurity risk management program. Our CIO, Vice President of Infrastructure Services, and others within our Information Technology department supervise both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CIO and Vice President of Infrastructure Services both have 35+ years of experience in information technology, with increasing oversight of cybersecurity responsibilities over the past 20+ years.

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

All of our Company-owned restaurants are located on leased properties, and we have no current plans to own the real estate underlying our restaurants. Below is a table showing the number of Company-owned restaurants by location as of December 30, 2025.

	The Cheesecake
Location	Factory	North Italia	Other FRC	Other	Total
Alabama	2	1	1	—	4
Arizona	6	6	30	9	51
California	39	8	7	2	56
Colorado	4	1	2	2	9
Connecticut	3	—	—	—	3
Delaware	1	—	—	—	1
District of Columbia	2	1	—	—	3
Florida	24	5	1	2	32
Georgia	5	2	1	3	11
Hawaii	2	—	—	—	2
Idaho	1	1	—	—	2
Illinois	7	—	1	—	8
Indiana	2	—	1	1	4
Iowa	1	—	—	—	1
Kansas	1	1	—	—	2
Kentucky	2	—	—	—	2
Louisiana	1	—	—	—	1
Maryland	6	—	—	1	7
Massachusetts	7	—	—	—	7
Michigan	2	—	—	—	2
Minnesota	2	—	—	—	2
Missouri	2	—	—	1	3
Nebraska	1	1	—	—	2
Nevada	5	2	—	4	11
New Jersey	10	—	—	1	11
New Mexico	1	—	—	—	1
New York	12	—	—	1	13
North Carolina	5	4	1	2	12
Oklahoma	2	—	—	1	3
Ohio	7	—	—	—	7
Oregon	2	—	—	—	2
Pennsylvania	6	1	—	—	7
Puerto Rico	1	—	—	—	1
Rhode Island	1	—	—	—	1
South Carolina	1	—	—	—	1
Tennessee	5	2	5	1	13
Texas	19	9	6	16	50
Utah	3	1	—	1	5
Virginia	7	2	—	1	10
Washington	4	—	—	—	4
Wisconsin	3	—	—	—	3
Ontario, Canada	1	—	—	—	1
Total	218	48	56	49	371

ITEM 3.         LEGAL PROCEEDINGS

See Note 13 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for a summary of legal proceedings.

ITEM 4.         MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.       MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The Nasdaq Global Select Market under the symbol CAKE. There were approximately 1,490 holders of record of our common stock at February 11, 2026, and we estimate there were approximately 148,800 beneficial stockholders on that date.

On October 26, 2022, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 61.0 million shares. Under this authorization, we have cumulatively repurchased 59.9 million shares at a total cost of $1,983.6 million, excluding the excise tax, through December 30, 2025, with 228,106 shares repurchased at a cost of $11.2 million, excluding the excise tax, during the fourth quarter of fiscal 2025. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio.

The following table presents our purchases of our common stock during the fiscal quarter ended December 30, 2025 (in thousands, except per share data):

	Total		Total Number of Shares	Maximum Number of
	Number	Average	Purchased as Part of	Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased (1)	per Share (2)	Plans or Programs	Plans or Programs
October 1 — November 4, 2025	20	$54.67	—	1,293
November 5 — December 2, 2025	59	46.71	59	1,234
December 3 — December 30, 2025	149	49.11	149	1,085
Total	228		208
(1)	The total number of shares purchased includes 20,231 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.
(2)	The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

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

	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
The Cheesecake Factory Incorporated	$100	$106	$88	$100	$138	$150
S&P 400 Midcap Index	$100	$125	$108	$126	$144	$155
NASDAQ US Benchmark TR Index (1)	$100	$126	$101	$128	$159	$187
S&P 600 Restaurants Index (2)	$100	$96	$76	$93	$110	$94
(1)	Underlying data provided by Nasdaq Global Indexes.
(2)	The S&P 600 Restaurants Index is a comprehensive restaurant industry index that includes casual dining, fast casual and quick-service constituents.

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

Shares Authorized for Issuance under Equity Compensation Plans

The information required by Item 201(d) of Regulation S-K under Item 5 is incorporated by reference to the section entitled “Equity Compensation Plan Information” in our definitive proxy statement for the annual meeting of stockholders expected to be held on May 28, 2026 (the “Proxy Statement”).

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2025, 2024 and 2023 each consisted of 52 weeks. Fiscal year 2026 will consist of 52 weeks. The following MD&A includes a discussion comparing our results in fiscal 2025 to fiscal 2024. For a discussion comparing our results from fiscal 2024 to fiscal 2023, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 24, 2025.

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

In recent years, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Our commodity and wage inflationary environment began returning to more historical levels in fiscal 2024.

The impact of ongoing geopolitical and macroeconomic events, including evolving government policies and global trade and tariff dynamics, could lead to further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior, and delays in new restaurant openings. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. As of February 23, 2026, we owned and operated 368 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (216 locations), North Italia® (48 locations), Flower Child® (43 locations) and additional brands within our FRC portfolio (55 locations). Internationally, 35 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

Overview

Our strategy is driven by our commitment to deliver exceptional food and hospitality, and is centered primarily on menu innovation, service and operational execution to differentiate our concepts and drive competitively strong performance that is sustainable over the long-term. Financially, we are focused on prudently managing expenses at our restaurants, bakery facilities and corporate support center, while leveraging our scale, purchasing power and operational discipline to support financial performance.

Investing in new Company-owned restaurant development is our top long-term capital allocation priority, with a focus on opening our concepts in premier locations within both new and existing markets. We plan to continue expanding The Cheesecake Factory, North Italia and Flower Child concepts. In addition, our FRC subsidiary serves as an incubator, innovating new food, dining and hospitality experiences to create differentiated, high-quality concepts.

Our revenue growth is primarily driven by new restaurant openings and increases in comparable restaurant sales.

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check while maintaining customer traffic through (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional dining experience and (3) continuing to provide our customers with convenient options for off-premise dining. We are continuing our efforts on a number of initiatives, including menu innovation, increasing customer throughput in our restaurants, leveraging our gift card program, partnering with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities and improving the pick-up experience, augmenting our marketing programs, including our Cheesecake Rewards® program, enhancing our training programs and leveraging insights from our customer satisfaction measurement platform.

Average check variations are driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory menus twice a year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that supports both our margin and customer traffic objectives. Prior to fiscal 2022, we targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. In the last three fiscal years, we implemented price increases above our historical levels, to help offset significant inflationary cost pressures. We will continue to take the cost and inflationary environment into consideration when implementing future pricing decisions. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product availability and cost.

Margins are subject to fluctuations in commodity costs, labor, restaurant-level occupancy expenses, general and administrative (“G&A”) expenses and preopening expenses. Our objective is to drive margin expansion over time by leveraging incremental sales to increase restaurant-level margins at The Cheesecake Factory concept, leveraging our bakery operations, international and consumer packaged goods royalty revenue streams and G&A expense, and optimizing our restaurant portfolio.

We plan to employ a balanced capital allocation strategy, comprised of investing in new restaurants that are expected to meet our targeted returns, managing our aggregate debt levels and returning capital to shareholders through our dividend and share repurchase programs, the latter of which offsets dilution from our equity compensation program and supports our earnings per share growth. Future decisions to pay, increase or decrease dividends or to repurchase shares are at the discretion of the Board and will be dependent on a number of factors, including limitations pursuant to the terms and conditions of our Loan Agreement and applicable law.

Longer-term, we believe our domestic revenue growth (comprised of our targeted annual unit growth of 7% in aggregate across concepts and comparable sales growth) combined with margin expansion, planned debt repayments and an anticipated capital return program will support our long-term financial objective of 10% to 15% total return to shareholders, on average. We define our total return as earnings per share growth plus our dividend yield. (See Item 1A — Risk Factors — “Our stock price could be adversely affected if our performance falls short of our financial guidance and/or market expectations.”)

Results of Operations

The following table presents, for the periods indicated, information from our consolidated statements of income expressed as percentages of revenues.

	2025	2024
Revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs	21.7	22.5
Labor expenses	35.0	35.3
Other operating costs and expenses	27.0	26.7
General and administrative expenses	6.5	6.4
Depreciation and amortization expenses	2.9	2.8
Impairment of assets and lease termination expenses	0.6	0.4
Acquisition-related contingent consideration, compensation and amortization expenses	0.4	0.1
Preopening costs	0.9	0.8
Total costs and expenses	95.0	95.0

Income from operations	5.0	5.0
Interest expense, net	(0.3)	(0.3)
Loss on extinguishment of debt	(0.4)	—
Other income, net	0.0	0.1
Income before income taxes	4.3	4.8
Income tax provision	0.3	0.4
Net income	4.0%	4.4%

Fiscal 2025 Compared to Fiscal 2024

Revenues

Revenues increased 4.7% to $3,751.8 million for fiscal 2025 compared to $3,581.7 million for fiscal 2024, primarily due to additional revenue related to new restaurant openings. As part of our annual assessment of gift card breakage during fiscal 2025, we had a change in historical redemption pattern related to gift cards and aligned the recognition of gift card breakage to the updated estimated redemption pattern. As a result, in fiscal 2025, we recognized $17.3 million of additional gift card breakage.

The Cheesecake Factory sales increased 1.0% to $2,688.8 million for fiscal 2025 compared to $2,661.6 million for fiscal 2024. Excluding the impact of the additional gift card breakage recognized in fiscal 2025 (as discussed above), The Cheesecake Factory average sales per restaurant operating week increased 0.3% to $238,146 in fiscal 2025 from $237,349 in fiscal 2024. Total operating weeks at The Cheesecake Factory restaurants remained relatively flat with 11,218 in fiscal 2025 and 11,214 in the comparable prior year period. The Cheesecake Factory comparable sales increased by 0.1%, or $2.2 million, from fiscal 2024. The increase from fiscal 2024 was primarily driven by an increase in average check of 2.4% (based on an increase of 4.3% in menu pricing, partially offset by a 1.9% negative change from menu mix), partially offset by decreased customer traffic of 2.3%. We implemented menu price increases of approximately 2.4% and 1.5% in the first and third quarters of fiscal 2025, respectively. We are in the process of implementing an approximate 1.5% menu price increase in the first quarter of fiscal 2026. Sales through the off-premise channel comprised approximately 21% of our restaurant sales during both fiscal 2025 and fiscal 2024. We account for each off-premise order as one customer for traffic measurement purposes. Therefore, average check is generally higher for off-premise orders as most of these orders are for more than one customer.

North Italia sales increased 15.5% to $345.9 million for fiscal 2025 compared to $299.6 million for fiscal 2024. North Italia average sales per restaurant operating week decreased 0.9% to $146,877 in fiscal 2025 from $148,231 in fiscal 2024. Average sales per restaurant operating week were impacted by the acceleration of new restaurant openings that have not matured. Total operating weeks at North Italia increased 16.5% to 2,355 in fiscal 2025 compared to 2,021 in the prior year. North Italia comparable sales decreased approximately 2% from fiscal 2024. The decrease from fiscal 2024 was primarily driven by decreased customer traffic of 5%, partially offset by an increase in average check of 3% (based on an increase of 4% in menu pricing, partially offset by a 1% negative impact from mix). We implemented menu price increases of approximately 2.0% and 1.5% in the second and fourth quarters of fiscal 2025, respectively.

Flower Child sales increased 27.8% to $185.3 million for fiscal 2025 compared to $145.0 million for fiscal 2024. Flower Child sales per restaurant operating week increased 4.0% to $87,684 in fiscal 2025 from $84,351 in fiscal 2024. Total operating weeks at Flower Child increased 22.9% to 2,113 in fiscal 2025 compared to 1,719 in the prior year. Flower Child comparable sales increased approximately 5% from fiscal 2024. The increase from fiscal 2024 includes an increase of 3% in menu pricing.

Other FRC sales increased 18.4% to $355.1 million for fiscal 2025 compared to $300.0 million for fiscal 2024. Other FRC average sales per restaurant operating week increased 0.2% to $132,733 in fiscal 2025 from $132,495 in fiscal 2024. Average sales per restaurant operating week are impacted by new restaurant openings as well as the concept mix and a decrease in comparable sales. Total operating weeks at Other FRC increased 18.2% to 2,675 in fiscal 2025 compared to 2,264 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. At December 30, 2025, there were seven The Cheesecake Factory restaurants, nine North Italia restaurants and 11 Flower Child locations not yet in the comparable sales bases. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party bakery customers. As a percentage of revenues, food and beverage costs were 21.7% for fiscal 2025 compared to 22.5% for fiscal 2024, due primarily to favorable commodity inflation across most categories (0.5%) and a shift in sales mix (0.2%).

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

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 35.0% and 35.3% in fiscal 2025 and fiscal 2024, respectively. This decrease was primarily due to menu price increases in excess of wage rate inflation and improved staffing levels (0.5%) and the benefit from gift card breakage revenue (0.2%), partially offset by higher group medical cost due to larger claim activity (0.3%).

For new restaurants, labor expenses are typically higher for a period of time after opening while our management team becomes more accustomed to predicting and managing the sales volumes at the new restaurants.

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, incentive compensation, and bakery production overhead. As a percentage of revenues, other operating costs and expenses were 27.0% and 26.7% in fiscal 2025 and fiscal 2024, respectively. This variance was primarily driven by higher facility-related costs (0.2%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.5% and 6.4% for fiscal 2025 and fiscal 2024, respectively. This variance was primarily driven by a write-down of gift card inventory in fiscal 2025 (0.2%).

Impairment of Assets and Lease Termination Expenses

During fiscal 2025, we recorded $23.0 million of expense primarily related to the impairment of long-lived assets for one North Italia, one Grand Lux Cafe and four Other FRC locations (one previously partially impaired) and lease termination expense, net related to two Grand Lux Cafes (one that closed in fiscal 2023 and one that closed in early 2026) and one Other FRC (that closed in early 2026).

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

Acquisition-Related Contingent Consideration, Compensation and Amortization Expense

We recorded $14.4 million and $2.4 million of expense during fiscal 2025 and 2024, respectively, of acquisition-related contingent consideration, compensation and amortization. In fiscal 2025, we recorded a $10.5 million increase in the fair value of the contingent consideration and compensation liability primarily stemming from updating the probability of achievement due to passage of time as well as recent performance and $3.9 million of amortization. In fiscal 2024, we recorded $4.3 million of amortization, partially offset by a $1.9 million decrease in the fair value of the contingent consideration and compensation liability primarily stemming from a change in the volatility factors, as well as a decrease in estimated fiscal 2025 revenues and future revenues utilized in the calculation.

Preopening Costs

Preopening costs were $33.1 million for fiscal 2025 compared to $27.5 million for fiscal 2024. We opened 25 restaurants in fiscal 2025 comprised of four The Cheesecake Factory, six North Italia, nine Other FRC, and six Flower Child locations compared to 23 restaurants in fiscal 2024 comprised of three The Cheesecake Factory (including two relocations), six North Italia, eight Other FRC, and six Flower Child locations. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Also included in preopening costs are expenses for maintaining a roster of trained managers for pending openings, the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Loss on Extinguishment of Debt

In fiscal 2025, we recorded a $15.9 million loss on early debt extinguishment. On February 28, 2025, we repurchased approximately $276.0 million aggregate principal amount of the 2026 Notes (as defined below) for aggregate consideration of $289.8 million, which included a premium of $13.8 million. The repurchase was accounted for as a debt extinguishment. In addition, we recorded $2.1 million of unamortized issuance costs. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion on our debt.)

Income Tax Provision

In fiscal 2025, we had an income tax provision of $14.5 million, an effective tax rate of 8.9%, compared to an income tax provision of $14.3 million, an effective tax rate of 8.3%, in fiscal 2024. The increase was primarily due to a change to our reserve for uncertain tax positions (2.0%), non-deductible costs in fiscal 2025 associated with the repurchase of our 2026 Notes (1.6%) and a larger amount of non-deductible executive compensation (0.6%). These factors were offset by leverage on lower income before taxes, predominantly related to employment credits (0.9%), a tax windfall in fiscal 2025 as compared to a tax shortfall in fiscal 2024 related to equity compensation (2.2%) and lower state taxes in relation to income before taxes (0.3%). (See Note 17 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)

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

Following is a reconciliation from net income and diluted net income per common share to the corresponding adjusted measures (in thousands, except per share data):

	2025	2024

Net income	$148,427	$156,783
Impairment of assets and lease termination expenses	22,990	13,647
Acquisition-related contingent consideration, compensation and amortization expenses	14,449	2,429
Gift card adjustment, net (1)	(9,396)	—
Loss on extinguishment of debt (2)	15,891	—
Uncertain tax positions (3)	2,023	—
Tax effect of adjustments (4)	(11,423)	(4,180)
Adjusted net income	$182,961	$168,679

Diluted net income per common share	$3.06	$3.20
Impairment of assets and lease termination expenses	0.47	0.28
Acquisition-related contingent consideration, compensation and amortization expenses	0.30	0.05
Gift card adjustment, net (1)	(0.19)	—
Loss on extinguishment of debt (2)	0.33	—
Uncertain tax positions (3)	0.04	—
Tax effect of adjustments (4)	(0.24)	(0.09)
Adjusted diluted net income per common share (5)	$3.77	$3.44
(1)	Represents gift card breakage revenue of $17.3 million as a result of a change in historical redemption patterns, partially offset by a non-recurring $7.9 million write-down of gift card inventory.

(2)	See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion on our debt.
(3)	Represents a reserve for uncertain tax position related to tenant improvement allowances and Section 199 deductions. Uncertain tax positions taken in a tax return are recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by tax authorities based on technical merits, taking into account available administrative remedies and litigation.
(4)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(5)	Adjusted net income per share may not add due to rounding.

Following is a reconciliation from net income to EBITDA and adjusted EBITDA measures (in thousands):

	2025	2024

Net income	$148,427	$156,783
Depreciation and amortization expenses	109,031	101,450
Interest expense, net	10,448	10,107
Income tax provision	14,468	14,264
EBITDA	$282,374	$282,604
Impairment of assets and lease termination expenses	22,990	13,647
Acquisition-related contingent consideration, compensation and amortization expenses	14,449	2,429
Gift card adjustment, net	(9,396)	—
Loss on extinguishment of debt	15,891	—
Stock-based compensation (1)	27,234	29,962
Adjusted EBITDA	$353,542	$328,642
(1)	See Note 15 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of stock-based compensation.

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

During fiscal 2025, our cash and cash equivalents increased by $131.5 million to $215.7 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Fiscal Year
	2025	2024

Cash provided by operating activities	$301.3	$268.3
Additions to property and equipment	(146.2)	(160.4)
Repayments on credit facility	(110.0)	(20.0)
Proceeds from long-term convertible debt	575.0	—
Repayment on long-term convertible debt, including premium on extinguishment	(289.8)	—
Issuance cost associated with long-term debt	(16.5)	—
Proceeds from exercise of stock options	24.6	12.5
Common stock dividends paid	(52.2)	(53.0)
Treasury stock purchases, inclusive of excise tax	(153.9)	(18.2)

Cash Provided by Operating Activities

Cash flows from operations increased by $33.0 million from fiscal 2024 primarily due to higher net income after excluding non-cash activity, timing of operating lease commencements and a decrease in inventory levels, partially offset by lower gift card liabilities, a decrease in prepaid expenses during fiscal 2024 due to a higher balance in fiscal 2023 related to the timing of January rent payments and higher income tax payments. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development as of each fiscal year-end, were $70.5 million and $99.0 million for fiscal 2025 and 2024, respectively. Capital expenditures also included $63.2 million and $53.0 million for our existing restaurants and $12.5 million and $8.4 million for bakery and corporate capacity and infrastructure investments in fiscal 2025 and 2024, respectively.

We opened 25 restaurants in fiscal 2025 comprised of four The Cheesecake Factory, six North Italia, nine Other FRC and six Flower Child locations compared to 23 restaurants in fiscal 2024 comprised of three The Cheesecake Factory, six North Italia, eight Other FRC and six Flower Child locations. We expect to open as many as 26 new restaurants in fiscal 2026 across our portfolio of concepts, with approximately one third of the openings occurring in the first half of fiscal 2026. We anticipate approximately $210 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. This estimate includes new restaurant construction expenses, some of which may be classified as operating lease assets instead of additions to property and equipment in the statement of cash flows.

Credit Facility

On October 6, 2022, we entered into a Fourth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Loan Agreement amends and restates in its entirety our prior credit agreement. The Revolver Facility, which terminates on October 6, 2027, provides us with revolving loan commitments that total $400 million, of which $50 million may be used for issuances of letters of credit. The Revolver Facility contains a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. In the fourth quarter of fiscal 2023, we borrowed and then repaid $15.0 million on the Revolver Facility. In the fourth quarter of fiscal 2024, we repaid $20.0 million on the Revolver Facility. In the first quarter of fiscal 2025, we repaid $110.0 million on the Revolver Facility. As of December 30, 2025, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to financial covenants, as well as to customary events of default that, if triggered, could result in acceleration of the maturity of the Revolver Facility. Subject to certain exceptions, the Revolver Facility also limits distributions with respect to our equity interests, such as cash dividends and share repurchases, based on a defined ratio, and also sets forth negative covenants that restrict indebtedness, liens, investments, sales of assets, fundamental changes and other matters. As of

December 30, 2025, we were in compliance with all covenants in effect at that date. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our debt.)

2030 Convertible Senior Notes

On February 28, 2025, we issued $575.0 million in aggregate principal amount of convertible senior notes (“2030 Notes”), which will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the 2030 Notes were approximately $558.5 million after deducting issuance costs of $16.5 million. As of December 30, 2025, the 2030 Notes had a balance of $561.3 million, net of unamortized issuance costs of $13.7 million. As of December 30, 2025, the conversion rate for the 2030 Notes was 14.1377 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.73 per share of common stock. In connection with the cash dividend that was declared by our Board on February 12, 2026, on March 4, 2026, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2030 Notes in accordance with the terms. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our debt.)

2026 Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“2026 Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the 2026 Notes were approximately $334.9 million after deducting issuance costs related to the 2026 Notes. On February 28, 2025, we used part of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $276.0 million aggregate principal amount of the 2026 Notes in a privately-negotiated transaction for aggregate consideration of $289.8 million, which included a premium of $13.8 million. As of December 30, 2025, the 2026 Notes had a gross principal balance of $69.0 million and a balance of $68.8 million, net of unamortized issuance costs of $0.2 million. At December 30, 2025, the conversion rate for the 2026 Notes was 14.1644 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents a conversion price of approximately $70.61 per share of common stock. In connection with the cash dividend that was declared by our Board on February 12, 2026, on March 4, 2026, we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2026 Notes in accordance with the terms. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our debt.)

Common Stock Dividends

Common stock dividends of $52.2 million and $53.0 million were paid in fiscal 2025 and 2024, respectively. As further discussed in Note 19 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report, in February 2026, our Board declared a quarterly dividend to be paid in March 2026. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 59.9 million shares at a total cost of $1,983.6 million, excluding excise tax through December 30, 2025. In the first quarter of fiscal 2025, we used approximately $130.0 million of the net proceeds from the 2030 Note issuance to repurchase approximately 2.4 million shares of our common stock. In total, we repurchased 2.9 million shares at a cost of $153.9 million, excluding excise tax, during fiscal 2025. We repurchased 0.5 million shares at a cost of $18.0 million, excluding excise tax, during fiscal 2024.

Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the FRC acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our credit facility that limit share repurchases based on a defined ratio. (See Notes 14 and 19 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our repurchase authorization and methods and increased authorized amount under our share repurchase program, respectively.)

Contractual Obligations and Commercial Commitments

The following table summarizes our undiscounted contractual obligations and commercial commitments as of December 30, 2025 (amounts in millions):

	Payment Due by Period
		Less than			More than
	Total	1 Year	1‑3 Years	4‑5 Years	5 Years
Contractual obligations
Recorded contractual obligations:
Operating lease liabilities (1)	$2,291.0	$173.1	$342.2	$299.6	$1,476.1
Debt	644.0	69.0	575.0	—	—
Uncertain tax positions (2)	5.0	—	5.0	—	—
Unrecorded contractual obligations:
Purchase obligations (3)	135.0	110.0	24.1	0.8	0.1
Real estate obligations (4)	392.9	85.2	50.4	22.9	234.4
Total	$3,467.9	$437.3	$996.7	$323.3	$1,710.6

Other commercial commitments
Standby letters of credit	$33.5	$33.5	$—	$—	$—
(1)	Includes $817.4 million related to options to extend lease terms that are reasonably certain of being exercised. (See Note 11 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of leases.)
(2)	Represents liability for uncertain tax positions. (See Note 17 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of income taxes.)
(3)	Includes obligations for inventory purchases, equipment purchases, information technology and other miscellaneous commitments. Amounts exclude agreements that are cancelable without significant penalty.
(4)	Real estate obligations include construction commitments, net of up-front landlord construction contributions, and legally binding minimum lease payments for leases signed but not yet commenced. Amounts exclude agreements that are cancelable without significant penalty.

The FRC acquisition agreement also included a contingent consideration provision which is payable annually from 2022 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child. The liability for this contingent consideration provision was $24.6 million at December 30, 2025. See Note 2 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for discussion of the fair value measurement for this liability.

Cash Flow Outlook

We believe that our cash and cash equivalents, combined with expected cash flows provided by operations and available borrowings under the Revolver Facility, will provide us with adequate liquidity for the next 12 months and the foreseeable future.

As of December 30, 2025, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We did not record any impairment charges related to indefinite-lived intangible assets in fiscal 2025, 2024 or 2023. (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of impairment testing.)

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

In fiscal 2025, we recorded $23.0 million of expense primarily related to the impairment of long-lived assets for one North Italia, one Grand Lux Cafe and four Other FRC locations (one previously partially impaired) and lease termination related to two Grand Lux Cafes (one that closed in fiscal 2023 and one that closed in early 2026) and one Other FRC (that closed in early 2026). In fiscal 2024, we recorded impairment of assets and lease termination expenses of $13.6 million primarily related to impairment of long-lived assets for one The Cheesecake Factory (previously partially impaired) and six Other FRC locations (one previously partially impaired) and lease termination income, net for four The Cheesecake Factory restaurants, one Grand Lux Cafe location, one Flower Child location, one Social Monk location and one Other FRC location (that closed in early fiscal 2025). In fiscal 2023, we recorded $29.5 million of expense primarily related to the impairment of three The Cheesecake Factory (one previously impaired), one North Italia (previously impaired), one Other FRC and two Grand Lux Cafe lease terminations. (See Note 1 in Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion related to long-lived asset impairment.)

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

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2026, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of the end of fiscal 2025, we had no hedging contracts in place.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For both fiscal 2025 and 2024, a hypothetical increase of 1% in food costs would have negatively impacted food and beverage costs by $8.1 million. (See Item 1A — Risk Factors — “Our inability to anticipate and react effectively to changes in the costs of key operating resources may increase our cost of doing business, which could materially adversely affect our financial performance.”)

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on the Revolver Facility that is indexed to market rates. As of December 30, 2025, we had no outstanding borrowings under the Revolver Facility. Based on outstanding borrowings at December 31, 2024, a hypothetical 1% rise in interest rates would have increased interest expense by $1.1 million on an annual basis. (See Note 10 of Notes to Consolidated Financial Statements in Part IV, Item 15 of this report for further discussion of our debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our Non-Qualified Plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at December 30, 2025 and December 31, 2024, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such scenario, net income would have declined by $3.2 million and $2.9 million at December 30, 2025 and December 31, 2024, respectively.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements required to be filed hereunder are set forth in Part IV, Item 15 of this report.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 30, 2025.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 30, 2025 based on the criteria in “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 30, 2025.

The effectiveness of our internal control over financial reporting as of December 30, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in Part IV, Item 15 of this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934) during the three months ended December 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.         OTHER INFORMATION

During the fiscal quarter ended December 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C.         DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a code of ethics which applies to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, who are the Company’s principal executive, financial and accounting officers, respectively, and the Company’s other executive officers and members of the Board of Directors, entitled “Code of Ethics for Executive Officers, Senior Financial Officers and Directors.” We have also adopted a code of ethics which applies to other employees entitled “Code of Ethics and Code of Business Conduct.” The codes of ethics are available on our corporate website at www.thecheesecakefactory.com in the “Governance” section of our “Investors” page. The contents of our website are not incorporated by reference into this report. We intend to satisfy disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Ethics for Executive Officers, Senior Financial Officers and Directors by posting such information on our website, at the address and location specified above, or as otherwise required by the Nasdaq Global Market. We have adopted a special trading policy and procedures (the “Trading Policy”) governing the purchases, sale and other dispositions of our securities that applies to our directors, officers and certain other designated persons, with certain provisions generally applicable to all staff members. We also follow procedures for the repurchase of our securities. We believe that our Trading Policy and repurchase procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our Trading Policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 24, 2025.

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

3.   Exhibits:

The Exhibits required to be filed hereunder are listed in the exhibit index included herein at page 90.

ITEM 16.         FORM 10-K SUMMARY

None.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

The Cheesecake Factory Incorporated:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Cheesecake Factory Incorporated and subsidiaries (the Company) as of December 30, 2025 and December 31, 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 30, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 30, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of long-lived assets for impairment

As discussed in Notes 1, 6, and 11 to the consolidated financial statements, the Company assesses the potential impairment of long-lived assets on an annual basis or whenever events or changes in circumstances indicate the carrying value of the asset or asset group may not be recoverable. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset group exceeds the fair value of the asset group. The Company’s property and equipment, net, and operating lease asset balances as of December 31, 2025 were $869.7 million and $1,444.8 million, respectively. Based upon the analyses performed, the Company recognized pre-tax impairment charges for long-lived assets of $23.0 million in fiscal year 2025.

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
Los Angeles, California
February 23, 2026

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$215,729	$84,176
Accounts and other receivables	109,718	112,503
Income taxes receivable	20,702	17,417
Inventories	53,969	64,526
Prepaid expenses	54,710	54,691
Total current assets	454,828	333,313

Property and equipment, net	869,696	840,773

Other assets:
Intangible assets, net	251,806	251,789
Operating lease assets	1,444,753	1,400,351
Other	240,589	215,534
Total other assets	1,937,148	1,867,674

Total assets	$3,261,672	$3,041,760

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,714	$62,092
Gift card liabilities	212,859	226,810
Operating lease liabilities	167,348	157,138
Other accrued expenses	265,275	265,380
Current portion of long-term debt	68,815	—
Total current liabilities	777,011	711,420

Long-term debt	561,259	452,062
Operating lease liabilities	1,332,413	1,299,020
Other noncurrent liabilities	154,562	135,803
Total liabilities	2,825,245	2,598,305
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 109,546,812 shares issued and 49,635,893 shares outstanding at December 30, 2025 and 108,387,574 shares issued and 51,332,298 shares outstanding at December 31, 2024	1,095	1,084
Additional paid-in capital	1,008,155	956,107
Retained earnings	1,412,942	1,317,828
Treasury stock inclusive of excise tax, 59,910,919 and 57,055,276 shares at cost at December 30, 2025 and December 31, 2024, respectively	(1,984,722)	(1,829,953)
Accumulated other comprehensive loss	(1,043)	(1,611)
Total stockholders’ equity	436,427	443,455

Total liabilities and stockholders’ equity	$3,261,672	$3,041,760

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Fiscal Year
	2025	2024	2023

Revenues	$3,751,806	$3,581,699	$3,439,503
Costs and expenses:
Food and beverage costs	813,147	806,021	803,500
Labor expenses	1,312,894	1,264,382	1,227,895
Other operating costs and expenses	1,014,015	959,221	922,428
General and administrative expenses	244,915	228,737	217,449
Depreciation and amortization expenses	109,031	101,450	93,136
Impairment of assets and lease termination expenses	22,990	13,647	29,464
Acquisition-related contingent consideration, compensation and amortization expenses	14,449	2,429	11,686
Preopening costs	33,080	27,495	25,379
Total costs and expenses	3,564,521	3,403,382	3,330,937
Income from operations	187,285	178,317	108,566
Interest expense, net	(10,448)	(10,107)	(10,160)
Loss on extinguishment of debt	(15,891)	—	—
Other income, net	1,949	2,837	1,608
Income before income taxes	162,895	171,047	100,014
Income tax provision/(benefit)	14,468	14,264	(1,337)
Net income	$148,427	$156,783	$101,351

Net income per common share:
Basic	$3.17	$3.28	$2.10
Diluted (Note 1)	$3.06	$3.20	$2.07

Weighted-average common shares outstanding:
Basic	46,786	47,789	48,324
Diluted	48,551	48,974	49,050

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Fiscal Year
	2025	2024	2023

Net income	$148,427	$156,783	$101,351
Other comprehensive gain/(loss):
Foreign currency translation adjustment	568	(917)	288
Other comprehensive gain/(loss)	568	(917)	288
Total comprehensive income	$148,995	$155,866	$101,639

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, January 3, 2023	106,323	$1,063	$887,485	$1,170,078	$(1,765,641)	$(982)	$292,003
Net income	—	—	—	101,351	—	—	101,351
Foreign currency translation adjustment	—	—	—	—	—	288	288
Cash dividends declared common stock, net of forfeitures, $1.08 per share	—	—	—	(55,190)	—	—	(55,190)
Stock-based compensation	872	9	25,957	—	—	—	25,966
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(46,356)	—	(46,356)
Balance, January 2, 2024	107,195	1,072	913,442	1,216,239	(1,811,997)	(694)	318,062
Net income	—	—	—	156,783	—	—	156,783
Foreign currency translation adjustment	—	—	—	—	—	(917)	(917)
Cash dividends declared common stock, net of forfeitures, $1.08 per share	—	—	—	(55,194)	—	—	(55,194)
Stock-based compensation	885	9	30,193	—	—	—	30,202
Common stock issued under stock-based compensation plans	308	3	12,472	—	—	—	12,475
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(17,956)	—	(17,956)
Balance, December 31, 2024	108,388	1,084	956,107	1,317,828	(1,829,953)	(1,611)	443,455
Net income	—	—	—	148,427	—	—	148,427
Foreign currency translation adjustment	—	—	—	—	—	568	568
Cash dividends declared common stock, net of forfeitures, $1.08 per share	—	—	—	(53,313)	—	—	(53,313)
Stock-based compensation	618	6	27,445	—	—	—	27,451
Common stock issued under stock-based compensation plans	541	5	24,603	—	—	—	24,608
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(154,769)	—	(154,769)
Balance, December 30, 2025	109,547	$1,095	$1,008,155	$1,412,942	$(1,984,722)	$(1,043)	$436,427

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year
	2025	2024	2023
Cash flows from operating activities:
Net income	$148,427	$156,783	$101,351

Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	109,031	101,450	93,136
Impairment of assets and lease termination expenses	19,325	12,769	26,998
Loss on extinguishment of debt	15,891	—	—
Deferred income taxes	(6,705)	(6,062)	(15,715)
Stock-based compensation	27,234	29,962	25,781
Payment of deferred consideration and compensation in excess of acquisition-date fair value	(8,714)	(6,506)	—
Changes in assets and liabilities:
Accounts and other receivables	(4,083)	(1,719)	(98)
Income taxes receivable/payable	(3,285)	3,253	852
Inventories	10,561	(6,883)	(2,092)
Prepaid expenses	(30)	8,347	(14,694)
Operating lease assets/liabilities	(9,825)	(32,303)	(27,113)
Other assets	(17,810)	(13,995)	(14,504)
Accounts payable	1,695	(1,827)	3,971
Gift card liabilities	(13,956)	3,904	3,104
Other accrued expenses	33,525	21,152	37,424
Cash provided by operating activities	301,281	268,325	218,401

Cash flows from investing activities:
Additions to property and equipment	(146,204)	(160,364)	(151,565)
Additions to intangible assets	(1,056)	(1,054)	(1,658)
Other	—	321	(274)
Cash used in investing activities	(147,260)	(161,097)	(153,497)

Cash flows from financing activities:
Acquisition-related deferred consideration and compensation	—	—	(24,243)
Borrowings on credit facility	—	—	15,000
Repayments on credit facility	(110,000)	(20,000)	(15,000)
Proceeds from long-term convertible debt	575,000	—	—
Repayment on long-term convertible debt, including premium on extinguishment	(289,800)	—	—
Issuance costs associated with long-term debt	(16,503)	—	—
Proceeds from exercise of stock options	24,608	12,475	—
Common stock dividends paid	(52,192)	(53,041)	(53,207)
Treasury stock purchases, inclusive of excise tax	(153,896)	(18,228)	(46,085)
Cash used in financing activities	(22,783)	(78,794)	(123,535)
Foreign currency translation adjustment	315	(548)	144
Net change in cash and cash equivalents	131,553	27,886	(58,487)
Cash and cash equivalents at beginning of period	84,176	56,290	114,777
Cash and cash equivalents at end of period	$215,729	$84,176	$56,290

Supplemental disclosures:
Interest paid	$8,682	$12,891	$9,764
Income taxes paid (1)	$22,779	$19,119	$14,473
Construction payable	$16,863	$24,252	$16,815
(1)	Pursuant to ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, income taxes paid for fiscal 2025 are presented net of refunds received. See Note 17 for a summary of income taxes paid in fiscal 2025 by category and jurisdiction. Prior year disclosures are presented under previous guidance.

See the accompanying notes to the consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Description of Business

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. As of February 23, 2026, we own and operate 368 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (216 locations), North Italia® (48 locations), Flower Child® (43 locations) and a collection within our Fox Restaurant Concepts (“Other FRC”) portfolio (55 locations). Internationally, 35 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal years 2025, 2024 and 2023 each consisted of 52 weeks. Fiscal year 2026 will consist of 52 weeks.

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

The impact of ongoing geopolitical and macroeconomic events, including evolving government policies and global trade and tariff dynamics, could lead to further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior, and delays in new restaurant openings. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. Any of these factors may have an adverse impact on our business and materially adversely affect our financial performance.

Cash and Cash Equivalents

Amounts receivable from credit card processors, totaling $20.3 million and $30.4 million at December 30, 2025 and December 31, 2024, respectively, are considered cash equivalents because they are both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction. Our cash management system provides for the funding of all major bank disbursement accounts on a daily basis as checks are presented for payment. Under this system, outstanding checks are in excess of the cash balances at certain banks, which creates book overdrafts. Book overdrafts are presented as a current liability in other accrued expenses on our consolidated balance sheet.

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

In fiscal 2025, we recorded $23.0 million of expense primarily related to the impairment of long-lived assets for one North Italia, one Grand Lux Cafe and four Other FRC locations (one previously partially impaired) and lease termination expense, net related to two Grand Lux Cafes (one that closed in fiscal 2023 and one that closed in early 2026) and one Other FRC (that closed in early 2026). In fiscal 2024, we recorded $13.6 million of expense primarily related to the impairment of long-lived assets for one The Cheesecake Factory (previously partially impaired) and six Other FRC locations (one previously partially impaired) and lease termination income, net for four The Cheesecake Factory restaurants, one Grand Lux Cafe location, one Flower Child location, one Social Monk location and one Other FRC location (that closed in early fiscal 2025). In fiscal 2023, we recorded $29.5 million of expense primarily related to the impairment of long-lived assets for three The Cheesecake Factory (one previously impaired), one North Italia (previously impaired), one Other FRC and two Grand Lux Cafe lease terminations. These amounts are recorded in impairment of assets and lease terminations on the consolidated statements of income.

Intangible Assets

The following table presents components of intangible assets, net (in thousands):

	Fiscal year ended
	December 30, 2025	December 31, 2024
Indefinite-lived intangible assets:
Goodwill	$1,451	$1,451
Trade names and trademarks	234,780	234,566
Transferable alcoholic beverage licenses	8,295	8,140
Total indefinite-lived intangible assets	244,526	244,157
Definite-lived intangible assets, net:
Licensing agreements	3,620	4,111
Non-transferable alcoholic beverage licenses	3,660	3,521
Total definite-lived intangible assets	7,280	7,632
Total intangible assets, net	$251,806	$251,789

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

We performed our annual impairment assessment of indefinite-lived intangible assets as of the first day of the fourth quarters of fiscal 2025, 2024 and 2023 and concluded there was no impairment.

Definite-lived intangible assets are amortized on a straight-line basis over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable based on estimated undiscounted future cash flows. If impaired, the asset or asset group is written down to fair value based on discounted future cash flows. We performed our annual impairment assessment of definite-lived intangible assets as of the first day of the fourth quarters of fiscal 2025, 2024 and 2023. We concluded there was no impairment for fiscal 2025, 2024 and 2023. Amortization expenses related to our definite-lived intangible assets were $0.8 million, $0.7 million and $0.8 million for fiscal 2025, 2024 and 2023, respectively. Definite-lived intangible assets will be amortized over one to 50 years.

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

Revenues from restaurant sales are recognized when payment is tendered at the point of sale. Revenues from bakery sales are recognized upon transfer of title and risk to customers. Royalty revenues are recognized in the period the related sales occur, utilizing the sale-based royalty exception available under current accounting guidance. Our consumer packaged goods minimum guarantees do not require distinct performance obligations. Therefore, related revenue is recognized on a straight-line basis over the life of the applicable agreements. As our development and site fee agreements do not contain distinct performance obligations, related revenue is recognized on a straight-line basis over the life of the applicable agreements, ranging from one to 15 years. Deferred and recognized revenue for new minimum guarantees for consumer packaged goods and for new site and development agreements were immaterial in all periods presented.

We recognize a liability upon the sale of our gift cards and recognize revenue when these gift cards are redeemed in our restaurants. Based on our historical redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” Breakage is recognized over a three-year period in proportion to historical redemption trends and is classified as revenues in our consolidated statements of income. We recognized $24.5 million, $7.3 million and $7.3 million of gift card breakage in fiscal years 2025, 2024 and 2023, respectively. Incremental direct costs related to gift card sales, including commissions and credit card fees, are deferred and recognized in earnings in the same pattern as the related gift card revenue. As part of our annual assessment of gift card breakage during fiscal 2025, we had a change in historical redemption pattern related to gift cards and aligned the recognition of gift card breakage to the updated estimated redemption pattern. As a result, in fiscal 2025, we recognized $17.3 million of additional gift card breakage.

Certain of our promotional programs include multiple element arrangements that incorporate various performance obligations. We allocate revenue using the relative selling price of each performance obligation considering the likelihood of redemption and recognize revenue upon satisfaction of each performance obligation. During fiscal 2025, we deferred and recognized previously deferred revenue of $26.8 million and $26.1 million, respectively, related to promotional programs. During fiscal 2024, we deferred and recognized previously deferred revenue of $31.3 million and $27.3 million, respectively, related to promotional programs. During fiscal 2023, we deferred and recognized previously deferred revenue of $27.5 million and $23.3 million, respectively, related to promotional programs.

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

Advertising Costs

We expense advertising production costs at the time the advertising first takes place. All other advertising costs are expensed as incurred. Most of our advertising costs are included in other operating costs and expenses and were $44.3 million, $37.3 million and $34.0 million in fiscal 2025, 2024 and 2023, respectively.

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

Net Income per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. At December 30, 2025, December 31, 2024 and January 2, 2024, 3.2 million shares, 3.2 million shares and 2.9 million shares, respectively, of restricted stock and restricted stock units issued were unvested and, therefore, excluded from the calculation of basic earnings per share for the fiscal years ended on those dates.

Diluted net income per share is computed by dividing net income by the weighted-average number of common stock equivalents outstanding for the period. Common stock equivalents for our convertible senior notes due 2026 (“2026 Notes”) and our convertible senior notes due 2030 (“2030 Notes”) are determined by application of the if-converted method, and common stock equivalents for outstanding stock options, restricted stock and restricted stock units are determined by the application of the treasury stock method.

	Fiscal Year
	2025	2024	2023

	(In thousands, except per share data)

Net income	$148,427	$156,783	$101,351

Basic weighted average shares outstanding	46,786	47,789	48,324
Dilutive effect of equity awards (1)	1,765	1,185	726
Diluted weighted average shares outstanding	48,551	48,974	49,050

Basic net income per share	$3.17	$3.28	$2.10

Diluted net income per share	$3.06	$3.20	$2.07
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 1.0 million, 2.2 million and 2.9 million for fiscal 2025, 2024 and 2023, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the 2026 Notes or 2030 Notes were included in the diluted calculation due to their anti-dilutive effect.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards and Tax Legislation

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which updates income tax disclosures related to the rate reconciliation and requires disclosure of income taxes paid by jurisdiction. The amendment also provides further disclosure comparability. The amendment is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendment should be applied prospectively. However, retrospective application is permitted. We adopted this standard as of the end of fiscal 2025 using the prospective transition method and such adoption did not have a significant impact on our disclosures.

On July 4, 2025, the U.S. enacted H.R. 1 (a bill “To provide for reconciliation pursuant to Title II of H. Con. Res. 14”). The legislation includes several provisions that may impact the timing and magnitude of certain tax deductions and provides for the permanent extension of several business tax benefits originally introduced under the 2017 Tax Cuts and Jobs Act. The enactment of H.R. 1 did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Standards

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in the ASU should be applied prospectively. We will adopt this ASU in the first quarter of fiscal 2026 using the practical expedient and adoption is not expected to have a material impact on our consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies interim disclosure requirements by improving the navigability of the required interim disclosures and clarifying when that guidance is applicable. The standard is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. Management is currently evaluating this ASU to determine its impact on our disclosures.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	December 30, 2025
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$126,142	$—	$—
Non-qualified deferred compensation liabilities	(125,208)	—	—
Acquisition-related contingent consideration and compensation liability	—	—	(24,628)

	December 31, 2024
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$108,093	$—	$—
Non-qualified deferred compensation liabilities	(108,166)	—	—
Acquisition-related contingent consideration and compensation liability	—	—	(20,155)

Changes in the fair value of non-qualified deferred compensation assets and liabilities are recognized in other income, net in our consolidated statements of income. Changes in the fair value of the acquisition-related contingent consideration and compensation liability are recognized in acquisition-related contingent consideration, compensation and amortization expenses in our consolidated statements of income.

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liability categorized as Level 3 (in thousands):

	Fiscal year ended
	December 30, 2025	December 31, 2024

Beginning balance	$20,155	$25,495
Payment	(8,714)	(6,506)
Change in fair value	13,187	1,166
Ending balance	$24,628	$20,155

The fair value of the acquisition-related contingent consideration and compensation liability was based on estimated future revenues, margins and probability of achievement given recent performance, discount rate and has no minimum or maximum payment. During fiscal 2025, the fair value of the contingent consideration and compensation liability increased by $4.5 million due to a $10.5 million increase in the fair value primarily stemming from updating the probability of achievement and $2.7 million of amortization, partially offset by a payment of $8.7 million per the FRC acquisition agreement. During fiscal 2024, the fair value of the contingent consideration and compensation liability decreased by $5.3 million due to a payment of $6.5 million per the FRC acquisition agreement and a $1.9 million decrease in the fair value primarily stemming from a change in the volatility factors, as well as a decrease in estimated fiscal 2025 revenues and future revenues utilized in the calculation, partially offset by $3.1 million of amortization. During fiscal 2023, the fair value of the contingent consideration and compensation liability decreased by $3.1 million due to a payment of $13.0 million per the FRC acquisition agreement, partially offset by $9.9 million increase in the fair value primarily stemming from a change in the volatility factors, as well as an increase in fiscal 2023 revenues and estimated future revenues utilized in the calculation and amortization.

The fair values of our cash and cash equivalents, accounts receivable, income taxes receivable, other receivables, prepaid expenses, accounts payable, income taxes payable and other accrued expenses approximate their carrying amounts due to their short duration. The fair value of our Revolver Facility (as defined below) approximates carrying value due to the variable interest rate.

At December 30, 2025 and December 31, 2024, we had $69.0 million and $345.0 million aggregate principal amount of 2026 Notes outstanding. The estimated fair value of the 2026 Notes based on a market approach as of December 30, 2025 and December 31, 2024 was approximately $67.5 million and $339.5 million, respectively, and determined based on the estimated or actual bids and offers of the 2026 Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the 2026 Notes was primarily due to a decrease in our stock price from the date of the issuance of the 2026 Notes. As of December 30, 2025, we had $575.0 million aggregate principal amount of 2030 Notes outstanding. The estimated fair value of the 2030 Notes based on a market approach as of December 30, 2025 was approximately $563.5 million and was determined based on the estimated or actual bids and offers of the 2030 Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the 2030 Notes was primarily due to a decrease in our stock price from the date of the issuance of the 2030 Notes. See Note 10 for further discussion of the 2026 Notes and 2030 Notes.

3.    Accounts and Other Receivables

Accounts and other receivables consisted of (in thousands):

	Fiscal year ended
	December 30, 2025	December 31, 2024

Gift card distributors	$32,805	$34,767
Bakery customers	17,747	14,711
Insurance providers	16,903	11,013
Landlord construction contributions	14,358	21,229
Delivery partner	7,359	7,702
Other	20,546	23,081
Total	$109,718	$112,503

4.    Inventories

Inventories consisted of (in thousands):

	Fiscal year ended
	December 30, 2025	December 31, 2024

Restaurant food and supplies (1)	$28,736	$35,141
Bakery finished goods and work in progress (2)	14,896	20,210
Bakery raw materials and supplies	10,337	9,175
Total	$53,969	$64,526
(1)	The decrease in restaurant food and supplies is primarily driven by a write-down of gift card inventory in fiscal 2025.
(2)	The decrease in bakery finished goods and work in progress inventory primarily stems from higher than forecasted sales to third-party bakery customers during the fourth quarter of fiscal 2025.

5.    Prepaid Expenses

Prepaid expenses consisted of (in thousands):

	Fiscal year ended
	December 30, 2025	December 31, 2024

Gift card contract assets	$17,958	$18,447
Prepaid rent	21,996	21,050
Other	14,756	15,194
Total	$54,710	$54,691

6.    Property and Equipment

Property and equipment consisted of (in thousands):

	Fiscal year ended
	December 30, 2025	December 31, 2024

Land and related improvements	$17,449	$17,303
Buildings	44,985	44,532
Leasehold improvements	1,400,048	1,330,910
Furnishings, fixtures and equipment	718,320	658,064
Computer software and equipment	59,050	55,667
Restaurant smallwares	43,848	39,888
Construction in progress	43,627	75,429

Property and equipment, total	2,327,327	2,221,793
Less: Accumulated depreciation	(1,457,631)	(1,381,020)
Property and equipment, net	$869,696	$840,773

Depreciation expenses related to property and equipment for fiscal 2025, 2024 and 2023 were $108.0 million, $100.8 million and $92.9 million, respectively. Repair and maintenance expenses for fiscal 2025, 2024 and 2023 were $110.5 million, $103.8 million and $99.5 million, respectively and are recorded in other operating costs and expenses. Net expense/(income) for property and equipment disposals was $0.6 million, $0.4 million and ($0.4) million in fiscal 2025, 2024 and 2023, respectively.

7.    Other Assets

Other assets consisted of (in thousands):

	Fiscal year ended
	December 30, 2025	December 31, 2024

Non-qualified deferred compensation assets (1)	$126,142	$108,093
Deferred income taxes (2)	104,599	97,850
Other	9,848	9,591
Total	$240,589	$215,534
(1)	See Note 16 for further discussion of our non-qualified deferred compensation assets.
(2)	See Note 17 for further discussion of our income taxes.

8.    Gift Cards

The following tables present information related to gift cards (in thousands):

	Fiscal year ended
	December 30, 2025	December 31, 2024
Gift card liabilities:
Beginning balance	$226,810	$222,915
Activations	149,075	151,047
Redemptions and breakage (1)	(163,026)	(147,152)
Ending balance	$212,859	$226,810

(1)	Fiscal 2025 includes additional gift card breakage recorded as a result of our annual assessment. See Note 1 for further discussion.

	Fiscal year ended
	December 30, 2025	December 31, 2024
Gift card contract assets: (2)
Beginning balance	$18,447	$19,111
Deferrals	14,049	14,549
Amortization	(14,538)	(15,213)
Ending balance	$17,958	$18,447
(2)	Included in prepaid expenses on the consolidated balance sheets.

9.    Other Accrued Expenses

Other accrued expenses consisted of (in thousands):

	Fiscal year ended
	December 30, 2025	December 31, 2024

Self-insurance	$77,286	$73,562
Salaries and wages	54,522	54,435
Staff member benefits	29,832	29,699
Payroll and sales taxes	23,781	22,418
Rent (1)	15,638	23,176
Other	64,216	62,090
Total	$265,275	$265,380
(1)	The decrease in accrued rent is primarily due to the timing of lease payment.

10.    Debt

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

On October 6, 2022, we repaid the outstanding balance under the then-existing credit agreement and borrowed the same amount on the Revolver Facility. In November 2023, we borrowed $15.0 million on the Revolver Facility and repaid it in December 2023. In the fourth quarter of fiscal 2024 we repaid $20.0 million on the Revolver Facility. As of December 31, 2024, we had net availability for borrowings of $256.5 million, based on a $110.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility. In the first quarter of fiscal 2025 we repaid $110.0 million on the Revolver Facility. As of December 30, 2025, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to EBITDAR (the “Net Adjusted Leverage Ratio”) of 4.25 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90. The Net Adjusted Leverage Ratio includes a rental expense multiplier of six as compared to eight in the prior credit agreement. As of December 30, 2025, we were in compliance with all covenants in effect at that date.

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

The 2030 Notes accrue interest at a rate of 2.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. The 2030 Notes will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. Before November 15, 2029, noteholders will have the right to convert their 2030 Notes only upon the occurrence of certain events, including but not limited to, the Company’s common stock trading above 130% of the conversion price for a specific period, the 2030 Notes per $1,000 in principal amount trading below 98% of the product of the trading price of the Company’s common stock and the conversion rate for a specific period, and certain fundamental changes to corporate structure. From and after November 15, 2029, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. The kind and amount of consideration due upon conversion will be determined based on the conversion value of the 2030 Notes, measured proportionately for each trading day in an “Observation Period” (as defined in the 2030 Indenture) consisting of 35 trading days, and settled following the completion of that Observation Period. The consideration due in respect of each trading day in the Observation Period will consist of cash, up to at least the proportional amount of the principal amount being converted, and any excess of the proportional conversion value for that trading day that will not be settled in cash will be settled in shares of our common stock. The initial conversion rate is 14.1377 shares of our common stock per $1,000 principal amount of 2030 Notes, which represents an initial conversion price of approximately $70.73 per share of our common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events, but will not be adjusted for regular quarterly dividends that do not exceed the dividend threshold (initially equal to $0.27 per share of common stock as defined in the 2030 Indenture). In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2030 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of December 30, 2025, the conversion rate for the 2030 Notes was 14.1377 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.73 per share of common stock. In connection with the cash dividend that was declared by our Board of Directors (“Board”) on February 12, 2026, on March 4, 2026 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2030 Notes in accordance with the terms.

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

As of December 30, 2025, the 2030 Notes had a gross principal balance of $575.0 million and a balance of $561.3 million, net of unamortized issuance costs of $13.7 million. The net carrying value of the 2030 Notes is included in long-term debt within total liabilities on our consolidated balance sheet. Total amortization expense was $2.8 million in fiscal 2025 and was included in interest expense, net in the consolidated statements of income. The effective interest rate for the 2030 Notes was 2.57% as of December 30, 2025.

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

The 2026 Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The 2026 Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their 2026 Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their 2026 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any 2026 Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the 2026 Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the 2026 Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2026 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of December 30, 2025, the conversion rate for the 2026 Notes was 14.1644 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents a conversion price of approximately $70.61 per share of common stock. In connection with the cash dividend that was declared by our Board of Directors (“Board”) on February 12, 2026, on March 4, 2026 we will adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2026 Notes in accordance with the terms.

The 2026 Notes are redeemable, in whole or in part (subject to certain limitations described below), at our option at any time, and from time to time, on or after June 20, 2024 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding Notes unless at least $150.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time we send the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2026 Note, in which case the conversion rate applicable to the conversion of that 2026 Note will be increased in certain circumstances if it is converted after it is called for redemption.

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

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to us (and not solely with respect to a significant subsidiary of ours) occurs, then the principal amount of, and all accrued and unpaid interest on, all of the 2026 Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the 2026 Note Trustee, by notice to us, or noteholders of at least 25% of the aggregate principal amount of 2026 Notes then outstanding, by notice to us and the 2026 Note Trustee, may declare the principal amount of, and all accrued and unpaid interest on, all of the 2026 Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, we may elect, at our option, that the sole remedy for an Event of Default relating to certain failures by us to comply with certain reporting covenants in the 2026 Note Indenture consists exclusively of the right of the noteholders to receive special interest on the 2026 Notes for up to 180 days at a specified rate per annum not exceeding 0.50% on the principal amount of the 2026 Notes.

As of December 30, 2025, the 2026 Notes had a gross principal balance of $69.0 million and a balance of $68.8 million, net of unamortized issuance costs of $0.2 million. The unamortized balance of issuance costs was recorded as a contra-liability and netted with current portion of long-term debt on our consolidated balance sheets. Total amortization expense was $0.7 million, $2.0 million and $2.0 million in fiscal 2025, fiscal 2024 and fiscal 2023, respectively and was included in interest expense, net in the consolidated statements of income. The effective interest rate for the 2026 Notes was 0.96% as of December 30, 2025.

11.    Leases

Components of lease expense were as follows (in thousands):

	Fiscal Year
	2025	2024	2023
Operating	$168,504	$154,233	$145,774
Variable	92,798	90,686	87,047
Short-term	157	158	142
Total	$261,459	$245,077	$232,963

Supplemental disclosures of cash flow information related to leases were as follows: (in thousands):

	Fiscal Year
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$165,944	$142,259	$145,836
Right-of-use assets obtained in exchange for new operating lease liabilities	122,116	169,831	114,373

The weighted-average remaining lease term and discount rate were as follows:

	Fiscal Year
	2025	2024
Weighted-average remaining lease term — operating leases (in years)	14.4	14.7
Weighted-average discount rate — operating leases	5.8%	5.6%

As of December 30, 2025, the maturities of our operating lease liabilities were as follows (in thousands):

Fiscal year 2026	$173,093
Fiscal year 2027	166,279
Fiscal year 2028	175,894
Fiscal year 2029	158,211
Fiscal year 2030	141,426
Thereafter	1,476,059
Total future lease payments	2,290,962
Less: Interest	(791,201)
Present value of lease liabilities	$1,499,761

Operating lease liabilities include $817.4 million related to options to extend lease terms that are reasonably certain of being exercised and exclude $291.3 million of legally binding minimum lease payments for leases signed but not yet commenced.

12.   Other Noncurrent Liabilities

Other noncurrent liabilities consisted of (in thousands):

	Fiscal year ended
	December 30, 2025	December 31, 2024

Non-qualified deferred compensation liabilities (1)	$125,208	$108,166
Contingent consideration and compensation liability (2)	11,883	11,986
Other	17,471	15,651
Total	$154,562	$135,803
(1)	See Note 16 for further discussion of our non-qualified deferred compensation assets and liabilities.
(2)	See Note 2 for further discussion of the fair value measurement of this liability.

13.   Commitments and Contingencies

The FRC acquisition agreement included a contingent consideration provision of which the remainder is payable annually from 2024 through 2027 and is based on achievement of revenue and profitability targets for the FRC brands other than North Italia and Flower Child. The liability for this contingent consideration provision was $24.6 million at December 30, 2025. See Note 2 for discussion of the fair value measurement of this liability.

As credit guarantees to insurers, we had $33.5 million at both December 30, 2025 and December 31, 2024, in standby letters of credit related to our self-insurance liabilities. All standby letters of credit are renewable annually.

We retain the financial responsibility for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, staff member health benefits, employment practices and other insurable risks. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims, as well as claims incurred but not yet reported to us (“IBNR”) as of the balance sheet date. The total accrued liability for our self-insured plans was $77.3 million and $73.6 million at December 30, 2025 and December 31, 2024, respectively.

On June 7, 2024, the Internal Revenue Service (“IRS”) issued its examination report for tax years 2015 through 2020 in which it proposed to disallow a portion of our depreciation deductions and domestic production activity deductions and to assess penalties. On August 12, 2024, we submitted protest memoranda indicating our disagreement with a majority of the findings in the examination report, and our case is now under the jurisdiction of the Appeals Division (“Appeals”). Appeals conferences were held during fiscal 2025, and based on the current status of this matter, we have reserved an immaterial amount.

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

We have employment agreements with certain of our executive officers that provide for payments to those officers in the event of an actual or constructive termination of their employment, including in the event of a termination without cause, an acquirer failure to assume or continue equity awards following a change in control of the Company or, otherwise, in the event of death or disability as defined in those agreements. Aggregate payments totaling approximately $3.6 million, excluding accrued potential bonuses of $3.4 million, which are subject to approval by the Compensation Committee, would have been required by those agreements had all such officers terminated their employment for reasons requiring such payments as of December 30, 2025. In addition, the employment agreement with our Chief Executive Officer specifies an annual founder’s retirement benefit of $650,000 for ten years, commencing six months after termination of his full-time employment.

14.   Stockholders’ Equity

Common Stock - Dividends and Share Repurchases

Our Board reinstated and declared a quarterly dividend in the second quarter of fiscal 2022 and has continued to pay quarterly dividends through fiscal 2025. Our Board declared dividends of $1.08 per common share in the aggregate during each fiscal 2025, fiscal 2024 and fiscal 2023. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Note 10 for further discussion of our debt.)

Under authorization by our Board to repurchase up to 61.0 million shares of our common stock, we have cumulatively repurchased 59.9 million shares at a total cost of $1,983.6 million, excluding excise tax, through December 30, 2025. During fiscal 2025, we repurchased 2.9 million shares of our common stock at a cost of $153.9 million, excluding excise tax, inclusive of the 2.4 million shares of our common stock repurchased concurrently with the 2030 Notes issuance in privately negotiated transactions on February 28, 2025. During fiscal 2024 and 2023, we repurchased 0.5 million and 1.4 million shares of our common stock at a cost of $18.0 million and $46.1 million, excluding excise tax, respectively. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants and to supplement our earnings per share growth. Repurchased common stock is reflected as a reduction of stockholders’ equity in treasury stock.

Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Share repurchases may be made from time to time in open market purchases, privately-negotiated transactions, accelerated share repurchase programs, issuer self-tender offers or otherwise. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the FRC acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and covenants under our Loan

Agreement that limit share repurchases based on a defined ratio. (See Notes 10 and 19 for further discussion of our debt and for increased authorized share repurchase program amount our share repurchase program.)

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

On March 26, 2025, our Board approved an amendment to our The Cheesecake Factory Incorporated Stock Incentive Plan (the “Plan”) to increase the number of shares of common stock authorized for issuance under the Plan by 6.0 million shares to 13.15 million shares from 7.15 million shares (the “Plan Amendment”). This Plan Amendment was approved by our stockholders at our 2025 annual meeting held on May 22, 2025. Approximately 6.3 million of these shares were available for grant as of December 30, 2025.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Fiscal Year
	2025	2024	2023
Labor expenses	$9,620	$11,208	$9,914
Other operating costs and expenses	362	398	318
General and administrative expenses	17,252	18,356	15,549
Total stock-based compensation	27,234	29,962	25,781
Income tax benefit	6,695	7,487	6,437
Total stock-based compensation, net of taxes	$20,539	$22,475	$19,344

Capitalized stock-based compensation (1)	$217	$240	$185
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

We did not issue any stock options during fiscal 2025. The weighted-average fair value at the grant date for options issued during fiscal 2024 and fiscal 2023 were $12.45 and $15.76 per share, respectively. In fiscal 2024, the fair value of options issued was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions: (a) an expected option term of 6.9 years, (b) expected stock price volatility of 41.9%, (c) a risk-free interest rate of 4.3% and (d) a dividend yield on our stock of 3.1%. In fiscal 2023, the fair value of options issued was estimated utilizing the Black-Scholes valuation model with the following weighted-average assumptions: (a) an expected option term of 6.7 years, (b) expected stock price volatility of 45.2%, (c) a risk-free interest rate of 4.0% and (d) a dividend yield on our stock of 2.7%.

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

Stock option activity during fiscal 2025 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at beginning of year	1,167	$45.77	3.1	$4,163.6
Granted	—	$—
Exercised	(542)	$45.39
Forfeited or cancelled	(154)	$61.46
Outstanding at end of year	471	$41.08	4.1	$4,203.7

Exercisable at end of year	382	$42.17	3.3	$2,992.3
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal year end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal year-end date.

The total intrinsic value of options exercised during fiscal 2025 and 2024 was $5.0 million and $2.0 million, respectively. There were no options exercised during fiscal 2023. As of December 30, 2025, total unrecognized stock-based compensation expense related to unvested stock options was $0.9 million, which we expect to recognize over a weighted-average period of approximately 2.9 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during fiscal 2025 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at beginning of year	3,239	$38.02
Granted	737	$53.58
Vested	(678)	$39.47
Forfeited	(122)	$38.56
Outstanding at end of year	3,176	$41.31

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted-average fair value for restricted shares and restricted share units issued during fiscal 2025, 2024 and 2023 was $53.58, $35.95 and $37.73, respectively. The fair value of shares that vested during fiscal 2025, 2024 and 2023 was $26.8 million, $24.8 million and $21.8 million, respectively. As of December 30, 2025, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $64.3 million, which we expect to recognize over a weighted-average period of approximately 2.6 years.

16.   Employee Benefit Plans

We have defined contribution benefit plans in accordance with section 401(k) of the Internal Revenue Code (“401(k) Plans”) that are open to our staff members who meet certain compensation and eligibility requirements. Participation in the 401(k) Plans is currently open to staff members from our restaurant concepts, bakery facilities, corporate office and FRC headquarters. The 401(k) Plans allow participating staff members to defer the receipt of a portion of their compensation and contribute such amount to one or more investment options. Our executive officers and a select group of management and/or highly compensated staff members are not eligible to participate in the 401(k) Plans. We currently match in cash a certain percentage of the staff member contributions to the

401(k) Plans and also pay a portion of the administrative costs. Expense recognized in fiscal 2025, 2024 and 2023 was $2.7 million, $2.2 million and $2.3 million, respectively.

We have also established non-qualified deferred compensation plans (“Non-Qualified Plans”) for our executive officers and a select group of management and/or highly compensated staff members. The Non-Qualified Plans allow participating staff members to defer the receipt of a portion of their base compensation and bonuses. Non-employee directors may also participate in the Non-Qualified Plans and defer the receipt of their earned director fees. We currently match in cash a certain percentage of the staff member contributions to the Non-Qualified Plans and also pay for the administrative costs. We do not match any contributions made by non-employee directors. Expense recognized in fiscal 2025, 2024 and 2023 was $1.4 million, $1.4 million and $1.3 million, respectively.

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

We maintain self-insured medical and dental benefit plans for our staff members. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims incurred but not yet reported to us as of the balance sheet date. The accrued liability for our self-insured benefit plans, which is included in other accrued expenses, was $12.1 million and $11.0 million as of December 30, 2025 and December 31, 2024, respectively. (See Note 1 for further discussion of accounting for our self-insurance liabilities.)

17.   Income Taxes

In fiscal 2025, we adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, on a prospective basis. Certain disclosures for fiscal 2025 reflect the new requirements. Prior year disclosures are presented under previous guidance.

The components of income before income taxes and provision for income taxes pursuant to the disclosure requirements of ASU 2023-09 for year ended December 30, 2025 consisted of the following (in thousands):

2025

United States	$141,641
Foreign	21,254
Income before income taxes	$162,895

Income tax provision/(benefit):
Current:
Federal	$10,083
State	8,955
Foreign	2,135
Total current	21,173
Deferred:
Federal	(6,917)
State	212
Total deferred	(6,705)
Total provision:
Federal	3,166
State	9,167
Foreign	2,135
Total provision	$14,468

The provision for income taxes for fiscal 2024 and 2023 consisted of the following (in thousands):

	2024	2023

Income before income taxes	$171,047	$100,014
Income tax provision/(benefit):
Current:
Federal	$10,638	$7,183
State	9,688	7,195
Total current	20,326	14,378
Deferred:
Federal	(7,542)	(15,329)
State	1,480	(386)
Total deferred	(6,062)	(15,715)
Total provision/(benefit)	$14,264	$(1,337)

The following reconciles the U.S. federal statutory rate to the effective tax rate for fiscal 2025 pursuant to the disclosure requirement of ASU 2023-09 for year ended December 30, 2025 (in thousands, except percentages):

	Amount	Percent

U.S. federal statutory rate	$34,207	21.0%
Domestic federal
Tax Credits
Credit for FICA taxes paid on tips	(35,550)	(21.8)
Foreign tax credit	(1,835)	(1.1)
Other	(1,809)	(1.1)
Nontaxable or nondeductible items
FICA taxes paid on tips subject to tax credit	7,466	4.6
Non-deductible executive compensation	3,214	2.0
Gain on investments used to fund deferred compensation	(2,957)	(1.8)
Loss on debt extinguishment	2,681	1.7
Other	718	0.4
Other
Equity compensation	(1,759)	(1.1)
Other	(964)	(0.6)
Domestic state and local income taxes, net of federal benefit (1)	7,242	4.4
Foreign tax effects	2,135	1.3
Changes in unrecognized tax benefits	1,679	1.0
Effective tax rate	$14,468	8.9%
(1)	State taxes in California, Arizona and New Jersey made up the majority (greater than 50%) of the tax effect in this category.

The following reconciles the U.S. federal statutory rate to the effective tax rate for fiscal 2024 and 2023:

	Fiscal Year
	2024	2023

U.S. federal statutory rate	21.0%	21.0%
State and district income taxes, net of federal benefit	5.0	5.4
Credit for FICA taxes paid on tips	(16.3)	(24.9)
Other credits and incentives	(1.0)	(2.2)
Deferred compensation	(1.6)	(2.4)
Equity compensation	1.2	1.5
Uncertain tax positions	(0.9)	(0.7)
Non-deductible executive compensation	1.0	0.8
Other	(0.1)	0.2
Effective tax rate	8.3%	(1.3)%

Following are the temporary differences that created our deferred tax assets and liabilities (in thousands):

	December 30, 2025	December 31, 2024
Deferred tax assets:
Staff member benefits	$44,656	$40,500
Insurance reserves	15,949	15,244
Operating lease liability	344,123	335,034
Deferred income	36,874	39,248
Tax credit carryforwards	92,195	79,933
Goodwill	23,074	21,393
Stock-based compensation	9,304	10,788
State and foreign net operating loss carryforwards	1,215	1,331
Other	922	867
Subtotal	568,312	544,338
Less: Valuation allowance	(477)	(601)
Total	$567,835	$543,737

Deferred tax liabilities:
Property and equipment	$(139,097)	$(129,504)
Prepaid expenses	(8,499)	(8,435)
Inventory	(10,055)	(9,194)
Accrued rent	(5,865)	(5,867)
Operating lease asset	(298,662)	(291,991)
Other	(1,058)	(896)
Total	$(463,236)	$(445,887)

Net deferred tax asset	$104,599	$97,850

Following is a summary of income taxes paid, net of refunds by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 30, 2025 (in thousands):

Fiscal Year 2025

U.S. federal	$10,333
U.S. state and local
California	3,138
Other	7,068
Total U.S. state and local	10,206
Foreign	2,240
Total income tax paid, net of refunds	$22,779

At December 30, 2025 and December 31, 2024, we had $92.1 million and $79.8 million, respectively of U.S. federal credit carryforwards which begin to expire in 2043 and $0.1 million and $0.2 million, respectively, of state hiring and investment credits which begin to expire in 2028. At December 30, 2025 and December 31, 2024, we had $1.5 million and $1.9 million, respectively of foreign net operating loss carryforwards which begin to expire in 2037 and $23.9 million and $23.7 million, respectively, of state net operating loss carryforwards with statutory carryforward periods ranging from 5 years to no expiration period. The earliest year that a material state net operating loss will expire is 2032.

We assess the available evidence to estimate if these carryforwards and our other deferred tax assets will be realized. We concluded that a substantial portion of our deferred tax assets are more likely than not to be realized by reversals of existing taxable temporary differences and that forecasted future taxable income, exclusive of reversing temporary differences, will result in realization of a substantial portion of the remainder. We did not need to consider tax planning strategies in this analysis. Based on this evaluation, at December 30, 2025 and December 31, 2024 we carried a valuation allowance of $0.5 million and $0.6 million, respectively, to reflect the amount that we will likely not realize. This assessment could change if estimates of future taxable income during the carryforward period are revised. The earliest tax year still subject to examination by a significant taxing jurisdiction is 2015.

At December 30, 2025, we had a reserve of $5.0 million for uncertain tax positions, all of which would favorably impact our effective income tax rate if resolved in our favor. A reconciliation of the beginning and ending amount of our uncertain tax positions is as follows (in thousands):

	Fiscal Year
	2025	2024	2023

Balance at beginning of year	$3,396	$3,847	$3,787
Additions/(reductions) related to prior year tax positions	1,497	(419)	181
Additions/(reductions) related to current period tax positions	68	(32)	(121)
Additions/(reductions) related to settlements with taxing authorities	—	—	—
Balance at end of year	$4,961	$3,396	$3,847

At December 30, 2025 and December 31, 2024, we had $0.3 million and $0.1 million, respectively, of accrued interest and penalties related to uncertain tax positions.

18.   Segment Information

Our chief operating decision maker (“CODM”) is the Chief Executive Officer, President and Chief Financial Officer. Our CODM allocates resources and evaluates the performance of each operating segment based on the segment’s revenue and income/(loss) from operations, comparing actual results to historical and previously forecasted financial information. Significant expenses are expenses that are regularly provided to the CODM and are included in segment income/(loss). Our operating segments, are aligned with our strategic priorities and are the businesses for which our CODM reviews discrete financial information for decision-making purposes, are comprised of The Cheesecake Factory, North Italia, Flower Child, the other FRC brands and our bakery division. Based on quantitative thresholds set forth in ASC 280, Segment Reporting, The Cheesecake Factory, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments (Flower Child and our bakery division) along with our businesses that do not qualify as operating segments are combined in Other. Unallocated corporate expenses, capital expenditures and assets are also combined in Other.

Segment information is presented below (in thousands):

For the fifty-two weeks ended December 30, 2025

	The Cheesecake
	Factory	North
	Restaurants	Italia	Other FRC	Other	Total

Revenues	$2,688,797	$345,896	$355,060	$362,053	$3,751,806

Costs and expenses:
Food and beverage costs	581,264	76,607	77,985	77,291	813,147
Labor expenses	913,001	128,179	132,777	138,937	1,312,894
Other operating costs and expenses	707,738	94,700	107,936	103,641	1,014,015
General and administrative expenses	—	—	—	244,915	244,915
Depreciation and amortization expenses	66,733	12,257	13,215	16,826	109,031
Impairment of assets and lease termination expenses	505	7,869	9,603	5,013	22,990
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	1,262	13,187	14,449
Preopening costs	10,253	7,917	11,544	3,366	33,080
Total costs and expenses	2,279,494	327,529	354,322	603,176	3,564,521
Income/(loss) from operations	$409,303	$18,367	$738	$(241,123)	$187,285

Capital expenditures	$75,255	$26,190	$18,409	$26,350	$146,204
Total assets	$1,636,027	$441,827	$447,978	$735,840	$3,261,672

For the fifty-two weeks ended December 31, 2024

	The Cheesecake
	Factory	North
	Restaurants	Italia	Other FRC	Other	Total

Revenues	$2,661,627	$299,575	$299,969	$320,528	$3,581,699

Costs and expenses:
Food and beverage costs	599,899	69,505	66,665	69,952	806,021
Labor expenses	913,560	111,082	108,377	131,363	1,264,382
Other operating costs and expenses	696,739	82,290	88,672	91,520	959,221
General and administrative expenses	—	—	—	228,737	228,737
Depreciation and amortization expenses	66,010	9,244	11,389	14,807	101,450
Impairment of assets and lease termination (income)/expenses	(1,402)	—	14,893	156	13,647
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	1,262	1,167	2,429
Preopening costs	7,499	7,409	9,206	3,381	27,495
Total costs and expenses	2,282,305	279,530	300,464	541,083	3,403,382
Income/(loss) from operations	$379,322	$20,045	$(495)	$(220,555)	$178,317

Capital expenditures	$65,465	$37,811	$30,405	$26,683	$160,364
Total assets	$1,545,227	$419,812	$420,957	$655,764	$3,041,760

For the fifty-two weeks ended January 2, 2024

	The Cheesecake
	Factory	North
	Restaurants	Italia	Other FRC	Other	Total

Revenues	$2,595,066	$258,878	$263,923	$321,636	$3,439,503

Costs and expenses:
Food and beverage costs	607,439	64,425	59,865	71,771	803,500
Labor expenses	907,579	93,540	93,840	132,936	1,227,895
Other operating costs and expenses	685,521	69,918	72,554	94,435	922,428
General and administrative expenses	—	—	—	217,449	217,449
Depreciation and amortization expenses	64,206	6,407	7,916	14,607	93,136
Impairment of assets and lease termination expenses	20,401	1,015	2,582	5,466	29,464
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	1,262	10,424	11,686
Preopening costs	12,857	5,058	6,482	982	25,379
Total costs and expenses	2,298,003	240,363	244,501	548,070	3,330,937
Income/(loss) from operations	$297,063	$18,515	$19,422	$(226,434)	$108,566

Capital expenditures	$80,752	$26,882	$27,562	$16,369	$151,565
Total assets	$1,571,943	$346,810	$399,038	$522,592	$2,840,383

19.   Subsequent Events

On February 12, 2026, our Board declared a quarterly cash dividend of $0.30 per share to be paid on March 17, 2026 to the stockholders of record of each share of our common stock at the close of business on March 4, 2026.

On February 12, 2026, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 66.0 million shares. See Note 14 for further discussion on our repurchase authorization and methods.

EXHIBIT INDEX

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/Furnished with SEC

2.1	Form of Reorganization Agreement(P)	Amend. No. 1 to Form S-1	33-479336	2.1	8/17/92

2.2	Membership Interest Purchase Agreement, dated as of July 30, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, the Sellers party thereto, SWF Posse LLC, as Seller’s representative, and, solely for limited purposes set forth therein, The Cheesecake Factory Incorporated#†	10-Q	000-20574	2.3	11/8/19

2.3	First Amendment to Membership Interest Purchase Agreement, dated as of October 2, 2019, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#	10-Q	000-20574	2.4	11/8/19

2.4	Second Amendment to Membership Interest Purchase Agreement, dated as of June 1, 2021, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#†	10-Q	000-20574	2.1	8/4/21

2.5	Third Amendment to Membership Interest Purchase Agreement, dated as of January 7, 2022, by and among The Cheesecake Factory Restaurants, Inc., Fox Restaurant Concepts LLC, and SWF Posse LLC, as Seller’s representative#†	10-K	000-20574	2.7	2/22/22

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	8-K	000-20574	3.1	6/4/24

3.2	Bylaws of The Cheesecake Factory Incorporated (Amended and Restated on October 26, 2022)	8-K	000-20574	3.1	11/01/22

3.3	Certificate of Elimination of Series A Junior Participating Cumulative Preferred Stock of The Cheesecake Factory Incorporated	10-Q	000-20574	3.1	8/6/18

3.4	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20

4.1	Description of The Cheesecake Factory Incorporated’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act	10-K	000-20574	4.1	3/11/20

4.2	Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.1	6/15/21

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/Furnished with SEC

4.3	First Supplemental Indenture, dated as of June 15, 2021, between The Cheesecake Factory Incorporated and U.S. Bank National Association, as trustee	8-K	000-20574	4.2	6/15/21

4.4	Form of certificate representing the 0.375% Convertible Senior Notes due 2026 (included as Exhibit A to Exhibit 4.3)	8-K	000-20574	4.2	6/15/21

4.5	Indenture, dated as of February 28, 2025, between The Cheesecake Factory Incorporated and U.S. Bank Trust Company, National Association, as trustee	8-K	000-20574	4.1	2/28/25

4.6	Form of certificate representing the 2.00% Convertible Senior Notes due 2030 (included as Exhibit A to Exhibit 4.5)	8-K	000-20574	4.2	2/28/25

10.1	Amended and Restated Employment Agreement, effective as of April 5, 2023, between The Cheesecake Factory Incorporated and David M. Overton*	10-Q	000-20574	10.1	8/7/23

10.2	Employment Agreement, effective as of March 3, 2016, between The Cheesecake Factory Incorporated and David M. Gordon*	10-K	000-20574	10.6	3/2/17

10.3	Employment Agreement, effective as of July 7, 2017, between The Cheesecake Factory Incorporated and Matthew E. Clark*	8-K	000-25074	99.1	6/13/17

10.4	Employment Agreement, effective as of May 14, 2018, between The Cheesecake Factory Incorporated and Scarlett May*	10-Q	000-25074	10.10	5/11/18

10.5	Employment Agreement, effective as of February 13, 2019, between The Cheesecake Factory Incorporated and Keith T. Carango*	10-K	000-20574	10.8	3/4/19

10.6.1	Amended and Restated The Cheesecake Factory Incorporated Executive Savings Plan*	10-K	000-25074	10.20	3/2/17

10.6.2	First Amendment to The Cheesecake Factory Incorporated Executive Savings Plan as amended and restated November 7, 2016*	10-K	000-25074	10.11.1	2/28/18

10.7.1	Form of Indemnification Agreement*	8-K	000-25074	99.1	12/14/07

10.8.1	Inducement Agreement dated as of July 27, 2005	8-K	000-25074	99.3	8/2/05

10.8.2	First Amendment to Inducement Agreement dated as of March 1, 2010	10-K	000-25074	10.36	2/23/11

10.8.3	Second Amendment to Inducement Agreement dated as of May 7, 2015	10-K	000-25704	10.24	3/2/17

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/Furnished with SEC

10.9.1	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 7, 2011*	DEF 14A	000-20574	Appendix A	4/21/11

10.9.2	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended effective as of February 27, 2013*	DEF 14A	000-20574	Appendix A	04/19/13

10.9.3	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 3, 2014*	DEF 14A	000-20574	Appendix A	4/17/14

10.9.4	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended May 28, 2015*	DEF 14A	000-20574	Appendix A	4/17/15

10.9.5	The Cheesecake Factory Incorporated 2010 Stock Incentive Plan as amended April 5, 2017*	DEF 14A	000-20574	Appendix A	4/25/17

10.10	Form of Grant Agreement for Executive Officers under 2010 Stock Incentive Plan*	10-Q	000-20574	10.1	11/4/10

10.11	Form of Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after August 2, 2012*	10-Q	000-20574	10.1	8/10/12

10.12	Form of Notice of Stock Option Grant and Agreement and/or Restricted Stock Grant Agreement for Executive Officers under the 2010 Stock Incentive Plan, for equity grants made after March 6, 2014*	8-K	000-20574	99.1	3/7/14

10.13	Form of Notice of Grant and Stock Option Agreement and/or Stock Unit Agreement under the 2010 Stock Incentive Plan, for equity grants made after March 3, 2016*	8-K	000-20574	99.2	3/4/16

10.14.1	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.1	2/28/18

10.14.2	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP II under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.2	2/28/18

10.14.3	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP III under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.3	2/28/18

10.14.4	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP IV under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.4	2/28/18

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/Furnished with SEC

10.14.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for MEP V under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.5	2/28/18

10.14.6	Form of Standard Notice of Grant and Restricted Share Agreement I under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	10-K	000-25074	10.24.6	2/28/18

10.14.7	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Senior Executive under the 2010 Stock Incentive Plan, for equity grants made after February 15, 2018*	8-K	000-20574	99.3	2/21/18

10.14.8	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under the 2010 Stock Incentive Plan, for equity grants made on or after February 13, 2019*	10-Q	000-20574	10.2	5/6/19

10.15.1	The Cheesecake Factory Incorporated Stock Incentive Plan*	8-K	000-20574	10.1	6/5/19

10.15.2	The Cheesecake Factory Incorporated Stock Incentive Plan, as amended March 24, 2022*	8-K	000-20574	10.1	5/23/22

10.15.3	The Cheesecake Factory Incorporated Stock Incentive Plan, as amended by the Second Amendment*	8-K	000-20574	10.1	5/28/25

10.15.4	Form of Notice of Grant and Stock Unit Grant Agreement for Directors under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-Q	000-20574	10.1	6/22/20

10.15.5	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Executive Officers under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-K	000-20574	10.15.4	2/24/25

10.15.6	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-K	000-20574	10.15.5	2/24/25

10.15.7	Form of Notice of Grant and Restricted Share Agreement for MEP I under The Cheesecake Factory Incorporated Stock Incentive Plan*	10-K	000-20574	10.15.5	2/22/22

10.16	2015 Amended and Restated Performance Incentive Plan (Amended and Restated on September 2, 2020)*	8-K	000-20574	10.1	9/8/20

10.17	Registration Rights Agreement, dated April 20, 2020, by and between The Cheesecake Factory Incorporated and RC Cake Holdings LLC	8-K	000-20574	10.2	4/20/20

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/Furnished with SEC

10.18	Form of Notice of Grant and Stock Option Agreement and/or Restricted Share Agreement for Executive Officers under The Cheesecake Factory Incorporated Stock Incentive Plan	10-Q	000-20574	10.02	5/3/21

10.19	Fourth Amended and Restated Loan Agreement, with JPMorgan Chase Bank, National Association dated as of October 6, 2022	10-Q	000-20574	10.1	11/02/22

19.1	The Registrant’s Special Trading Policy and Procedures	10-K	000-20574	19.1	2/24/25

21.1	List of Subsidiaries	—	—	—	Filed herewith

23.1	Consent of Independent Registered Public Accounting Firm — KPMG LLP	—	—	—	Filed herewith

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Executive Officer	—	—	—	Furnished herewith

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Principal Financial Officer	—	—	—	Furnished herewith

97.1	The Registrant’s Policy for Recover of Erroneously Awarded Compensation	10-K	000-20574	97.1	2/26/24

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/Furnished with SEC

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

104	The cover page of The Cheesecake Factory Incorporated’s Annual Report on Form 10-K for the year ended December 30, 2025, formatted in iXBRL (included with Exhibit 101)	—	—	—	Filed herewith

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of February, 2026.

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

Name	Title	Date

/s/ DAVID OVERTON	Chairman of the Board and	February 23, 2026
David Overton	Chief Executive Officer
(Principal Executive Officer)

/s/ MATTHEW E. CLARK	Executive Vice President and	February 23, 2026
Matthew E. Clark	Chief Financial Officer
(Principal Financial Officer)

/s/ ASHLEY W. HANSCOM	Vice President, Controller	February 23, 2026
Ashley W. Hanscom	(Principal Accounting Officer)

/s/ EDIE A. AMES	Director	February 23, 2026
Edie A. Ames

/s/ ALEXANDER L. CAPPELLO	Director	February 23, 2026
Alexander L. Cappello

/s/ KHANH COLLINS	Director	February 23, 2026
Khanh Collins

/s/ ADAM S. GORDON	Director	February 23, 2026
Adam S. Gordon

/s/ JEROME I. KRANSDORF	Director	February 23, 2026
Jerome I. Kransdorf

/s/ JANICE MEYER	Director	February 23, 2026
Janice Meyer

/s/ DAVID B. PITTAWAY	Director	February 23, 2026
David B. Pittaway