Form 10-Q
period 2026-03-31
CHEESECAKE FACTORY INC
filed 2026-05-04
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 27, 2026, 49,685,363 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	March 31,	December 30,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$235,090	$215,729
Accounts and other receivables	77,311	109,718
Income taxes receivable	24,098	20,702
Inventories	50,563	53,969
Prepaid expenses	77,785	54,710
Total current assets	464,847	454,828
Property and equipment, net	890,037	869,696
Other assets:
Intangible assets, net	251,964	251,806
Operating lease assets	1,456,883	1,444,753
Other	233,610	240,589
Total other assets	1,942,457	1,937,148
Total assets	$3,297,341	$3,261,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,922	$62,714
Gift card liabilities	187,715	212,859
Operating lease liabilities	170,208	167,348
Other accrued expenses	287,577	265,275
Current portion of long-term debt	68,916	68,815
Total current liabilities	781,338	777,011

Long-term debt	562,077	561,259
Operating lease liabilities	1,340,539	1,332,413
Other noncurrent liabilities	154,161	154,562
Total liabilities	2,838,115	2,825,245
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 110,024,749 shares issued and 49,781,827 shares outstanding at March 31, 2026 and 109,546,812 shares issued and 49,635,893 shares outstanding at December 30, 2025	1,100	1,095
Additional paid-in capital	1,015,458	1,008,155
Retained earnings	1,447,805	1,412,942
Treasury stock inclusive of excise tax, 60,242,922 and 59,910,919 shares at cost at March 31, 2026 and December 30, 2025, respectively	(2,003,891)	(1,984,722)
Accumulated other comprehensive loss	(1,246)	(1,043)
Total stockholders’ equity	459,226	436,427
Total liabilities and stockholders’ equity	$3,297,341	$3,261,672

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025

Revenues	$978,833	$927,197

Costs and expenses:
Food and beverage costs	212,250	202,261
Labor expenses	347,769	331,075
Other operating costs and expenses	264,353	246,425
General and administrative expenses	63,931	59,932
Depreciation and amortization expenses	27,984	26,082
Impairment of assets and lease termination expenses	829	378
Acquisition-related contingent consideration, compensation and amortization expenses	1,202	998
Preopening costs	5,470	8,087
Total costs and expenses	923,788	875,238
Income from operations	55,045	51,959
Interest expense, net	(1,995)	(2,328)
Loss on extinguishment of debt	—	(15,891)
Other income, net	301	743
Income before income taxes	53,351	34,483
Income tax provision	3,803	1,542
Net income	$49,548	$32,941

Net income per share:
Basic	$1.06	$0.69
Diluted (Note 10)	$1.02	$0.67

Weighted-average shares outstanding:
Basic	46,585	47,526
Diluted	48,455	49,284

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025

Net income	$49,548	$32,941
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	(203)	10
Other comprehensive (loss)/gain:	(203)	10
Total comprehensive income	$49,345	$32,951

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

For the thirteen weeks ended March 31, 2026:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 30, 2025	109,547	$1,095	$1,008,155	$1,412,942	$(1,984,722)	$(1,043)	$436,427
Net income	—	—	—	49,548	—	—	49,548
Foreign currency translation adjustment	—	—	—	—	—	(203)	(203)
Cash dividends declared common stock, net of forfeitures, $0.30 per share	—	—	—	(14,685)	—	—	(14,685)
Stock-based compensation	472	5	7,062	—	—	—	7,067
Common stock issued under stock-based compensation plans	6	—	241	—	—	—	241
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(19,169)	—	(19,169)
Balance, March 31, 2026	110,025	$1,100	$1,015,458	$1,447,805	$(2,003,891)	$(1,246)	$459,226

For the thirteen weeks ended April 1, 2025:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 31, 2024	108,388	$1,084	$956,107	$1,317,828	$(1,829,953)	$(1,611)	$443,455
Net income	—	—	—	32,941	—	—	32,941
Foreign currency translation adjustment	—	—	—	—	—	10	10
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,081)	—	—	(13,081)
Stock-based compensation	574	6	7,629	—	—	—	7,635
Common stock issued under stock-based compensation plans	230	2	10,801	—	—	—	10,803
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(142,358)	—	(142,358)
Balance, April 1, 2025	109,192	$1,092	$974,537	$1,337,688	$(1,972,311)	$(1,601)	$339,405

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025
Cash flows from operating activities:
Net income	$49,548	$32,941
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	27,984	26,082
Impairment of assets and lease termination expenses	432	138
Loss on debt extinguishment	—	15,891
Deferred income taxes	6,091	4,290
Stock-based compensation	7,014	7,581
Changes in assets and liabilities:
Accounts and other receivables	36,288	32,304
Income taxes receivable/payable	(3,396)	(3,302)
Inventories	3,404	(2,379)
Prepaid expenses	(23,103)	(443)
Operating lease assets/liabilities	(1,051)	(20,376)
Other assets	2,157	1,714
Accounts payable	2,712	68
Gift card liabilities	(25,142)	(26,954)
Other accrued expenses	13,786	11,364
Cash provided by operating activities	96,724	78,919
Cash flows from investing activities:
Additions to property and equipment	(43,377)	(42,816)
Additions to intangible assets	(315)	(537)
Cash used in investing activities	(43,692)	(43,353)
Cash flows from financing activities:
Repayments on credit facility	—	(110,000)
Proceeds from long-term convertible debt	—	575,000
Repayment on long-term convertible debt, including premium on extinguishment	—	(289,800)
Issuance costs associated with long-term debt	(1,163)	(16,496)
Proceeds from exercise of stock options	241	10,803
Common stock dividends paid	(14,230)	(12,485)
Treasury stock purchases, inclusive of excise tax	(18,402)	(141,359)
Cash (used in)/provided by financing activities	(33,554)	15,663
Foreign currency translation adjustment	(117)	6
Net change in cash and cash equivalents	19,361	51,235
Cash and cash equivalents at beginning of period	215,729	84,176
Cash and cash equivalents at end of period	$235,090	$135,411

Supplemental disclosures:
Interest paid	$6,353	$1,468
Income taxes paid (1)	$1,098	$788
Construction payable	$26,098	$18,206
(1)

Pursuant to ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, income taxes paid for fiscal 2026 are presented net of refunds received. Prior year disclosures are presented under previous guidance.

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of The Cheesecake Factory Incorporated and its wholly owned subsidiaries (referred to herein collectively as the “Company,” “we,” “us” and “our”) and are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The unaudited financial statements presented herein include all material adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for the fair statement of the financial condition, results of operations and cash flows for the period. However, these results are not necessarily indicative of results that may be achieved for any other interim period or for the full fiscal year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to the rules of the Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2025 (“Annual Report”) filed with the SEC on February 23, 2026.

We utilize a 52/53-week fiscal year ending on the Tuesday closest to December 31 for financial reporting purposes. Fiscal year 2026 consists of 52 weeks and will end on December 29, 2026. Fiscal year 2025 ended on December 30, 2025 and was also a 52-week year.

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

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

In recent years, our operating results have been impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Our commodity and wage inflationary environment began returning to more historical levels in fiscal 2024.

The impact of ongoing geopolitical and macroeconomic events, including evolving government policies and global trade and tariff dynamics, could lead to further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior and delays in new restaurant openings. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. For more information regarding the risks to our business relating to the geopolitical and macroeconomic events, see Part II, Item 1A of this report “Risk Factors,” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2025.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversion and Other Options (Topic 470): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. The ASU also clarifies that the induced conversion guidance applies to a convertible debt instrument that is not currently convertible as long as it had a substantive conversion feature as of both its issuance date and the date the inducement offer is accepted. The amendment is effective for fiscal years beginning after December 15, 2025, with early adoption permitted. The amendment should be applied prospectively. However, retrospective application is permitted. We adopted this ASU in the first quarter of fiscal 2026 using the prospective transition method, and adoption did not have a material impact on our consolidated financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, and for interim periods within those annual reporting periods, with early adoption permitted. The amendments in the ASU should be applied prospectively. We adopted this ASU in the first quarter of fiscal 2026 using the practical expedient, and adoption did not have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting and disclosure for internal-use software costs. The ASU removes all references to prescriptive and sequential software development stages. The ASU requires entities to begin capitalizing software costs when management authorizes and commits to funding the software project and it is probable that the project will be completed and the software will be used for its intended purpose. The amendments in this ASU are effective for fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments can be applied prospectively, retrospectively, or via a modified prospective transition method. We adopted this ASU in the first quarter of fiscal 2026 using the prospective transition method and adoption did not have a material impact on our consolidated financial statements.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$123,554	$—	$—
Non-qualified deferred compensation liabilities	(124,491)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(25,514)

	December 30, 2025
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$126,142	$—	$—
Non-qualified deferred compensation liabilities	(125,208)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(24,628)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025

Beginning balance	$24,628	$20,155
Payment	—	—
Change in fair value	886	682
Ending balance	$25,514	$20,837

The fair value of the acquisition-related contingent consideration and compensation liability was based on estimated future revenues, margins and probability of achievement, recent performance, discount rate and has no minimum or maximum payment. During the first three months of fiscal 2026 and 2025, we did not make any payments, pursuant to the Fox Restaurant Concept LLC (“FRC”) acquisition agreement.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts due to their short duration. The fair value of our Revolver Facility (as defined below) approximates carrying value due to the variable interest rate.

As of March 31, 2026, we had $69.0 million aggregate principal amount of convertible senior notes due 2026 (“2026 Notes”) outstanding. The estimated fair value of the 2026 Notes based on a market approach as of March 31, 2026, was approximately $68.4 million and was determined based on the estimated or actual bids and offers of the 2026 Notes in an over-the-counter market on the last business day of the reporting period. The decrease in the fair value of the 2026 Notes was primarily due to a decrease in our stock price from the date of the issuance of the 2026 Notes. As of March 31, 2026, we had $575.0 million aggregate principal amount of convertible senior notes due 2030 (“2030 Notes”) outstanding. The estimated fair value of the 2030 Notes based on a market approach as of March 31, 2026, was approximately $581.3 million and was determined based on the estimated or actual bids and offers of the 2030 Notes in an over-the-counter market on the last business day of the reporting period. The increase in the fair value of the 2030 Notes was primarily due to an increase in our stock price from the date of the issuance of the 2030 Notes. See Note 5 for further discussion of the 2026 Notes and 2030 Notes.

3.   Inventories

Inventories consisted of (in thousands):

	March 31, 2026	December 30, 2025
Restaurant food and supplies	$26,911	$28,736
Bakery finished goods and work in progress	13,867	14,896
Bakery raw materials and supplies	9,785	10,337
Total	$50,563	$53,969

4.   Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025
Gift card liabilities:
Beginning balance	$212,859	$226,810
Activations	16,976	20,673
Redemptions and breakage	(42,120)	(47,628)
Ending balance	$187,715	$199,855

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025
Gift card contract assets: (1)
Beginning balance	$17,958	$18,447
Deferrals	2,351	2,368
Amortization	(3,476)	(3,735)
Ending balance	$16,833	$17,080
(1)	Included in prepaid expenses on the condensed consolidated balance sheets.

5.   Debt

Revolving Credit Facility

On March 26, 2026, we entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Revolver Facility, which matures on March 26, 2031, provides us with revolving loan commitments that total $400 million, of which $85 million may be used for issuances of letters of credit and $10 million for swingline loans. The Revolver Facility contains (i) a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments and (ii) a feature that permits the letter of credit issuers thereunder to increase their letter of credit sublimits by $25 million in the aggregate.

Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility on an unsecured basis.

As of December 31, 2024, we had net availability for borrowings of $256.5 million, based on a $110.0 million outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility. In the first quarter of fiscal 2025 we repaid $110.0 million on the Revolver Facility. As of March 31, 2026, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to earnings before interest, tax, depreciation and amortization and rent (“EBITDAR”) (the “Net Adjusted Leverage Ratio”) of 4.25 to 1.00 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90 to 1.00. The Net Adjusted Leverage Ratio includes a rental expense multiplier of six. As of March 31, 2026, we were in compliance with all the foregoing covenants in effect at that date.

Borrowings under the Loan Agreement bear interest, at the Company’s option, at a per annum rate equal to either: (i) (A) the forward-looking term rate based on secured overnight financing rate (“SOFR”) that is published by CME Group Benchmark Administration Limited (the “Term SOFR Rate”) plus (B) an applicable margin based on the Net Adjusted Leverage Ratio, ranging from 1.00% to 1.50%, or (ii) the sum of (A) the highest of (x) the rate of interest last quoted by The Wall Street Journal as the prime rate in effect in the United States, (y) the greater of the rate calculated by the Federal Reserve Bank of New York as the federal funds effective rate or the rate that is published by the Federal Reserve Bank of New York as the overnight bank funding rate, in either case, plus 0.50%, and (z) the one-month Term SOFR Rate plus 1.00%, plus (B) an applicable margin based on the Net Adjusted Leverage Ratio, ranging from 0.00% to 0.50%. The Company will also pay a variable fee based on the Net Adjusted Leverage Ratio, ranging from 0.125% to 0.225%, on the daily amount of unused commitments under the Loan Agreement. Letters of credit bear fees that are equivalent to the interest rate margin that is applicable to revolving loans that bear interest at the Term SOFR Rate plus other customary fees charged by the issuing bank. We paid certain customary fees in conjunction with the Loan Agreement.

We are also subject to customary events of default that, if triggered, could result in acceleration of the maturity of the Revolver Facility. Subject to certain exceptions, the Loan Agreement contains a number of covenants and restrictions that, among other things, restrict the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, enter into agreements with affiliates, sell material assets, and merge or consolidate.

2030 Convertible Senior Notes

On February 28, 2025, we issued $575.0 million of 2030 Notes. The net proceeds from the sale of the 2030 Notes were approximately $558.5 million after deducting issuance costs of $16.5 million.

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

The 2030 Notes accrue interest at a rate of 2.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. The 2030 Notes will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. Before November 15, 2029, noteholders will have the right to convert their 2030 Notes only upon the occurrence of certain events, including but not limited to, the Company’s common stock trading above 130% of the conversion price for a specific period, the 2030 Notes per $1,000 in principal amount trading below 98% of the product of the trading price of the Company’s common stock and the conversion rate for a specific period, and certain fundamental changes to corporate structure. From and after November 15, 2029, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. The kind and amount of consideration due upon conversion will be determined based on the conversion value of the 2030 Notes, measured proportionately for each trading day in an “Observation Period” (as defined in the 2030 Indenture) consisting of 35 trading days, and settled following the completion of that Observation Period. The consideration due in respect of each trading day in the Observation Period will consist of cash, up to at least the proportional amount of the principal amount being converted, and any excess of the proportional conversion value for that trading day that will not be settled in cash will be settled in shares of our common stock. The initial conversion rate is 14.1377 shares of our common stock per $1,000 principal amount of 2030 Notes, which represents an initial conversion price of approximately $70.73 per share of our common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events but will not be adjusted for regular quarterly dividends that do not exceed the dividend threshold (initially equal to $0.27 per share of common stock as defined in the 2030 Indenture). In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2030 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of March 31, 2026, the conversion rate for the 2030 Notes was 14.1444 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.70 per share of common stock. In connection with the cash dividend that was declared by our Board of Directors (“Board”) on April 23, 2026, we will, on May 13, 2026, adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2030 Notes in accordance with the terms.

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

As of March 31, 2026, the 2030 Notes had a gross principal balance of $575.0 million and a balance of $562.1 million, net of unamortized issuance costs of $12.9 million. The net carrying value of the 2030 Notes is included in long-term debt within total liabilities on the condensed consolidated balance sheet. Total amortization expense was $0.8 million and $0.3 million during the thirteen weeks ended March 31, 2026 and April 1,2025, respectively and was included in interest expense, net in the condensed consolidated statements of income. The effective interest rate for the 2030 Notes was 2.57% as of March 31, 2026.

2026 Convertible Senior Notes

On June 15, 2021, we issued $345.0 million of 2026 Notes. The net proceeds from the sale of the 2026 Notes were approximately $334.9 million after deducting issuance costs of $10.1 million. On February 28, 2025, we used part of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $276.0 million aggregate principal amount of the 2026 Notes in a privately-negotiated transaction for aggregate consideration of $289.8 million (the “2026 Note Repurchase Transaction”). The 2026 Note Repurchase Transaction was accounted for as a debt extinguishment. The 2026 Note Repurchase Transactions resulted in a $15.9 million loss on early debt extinguishment in the first quarter of fiscal 2025, of which $2.1 million consisted of unamortized issuance costs.

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

The 2026 Notes accrue interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. The 2026 Notes will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. Before February 17, 2026, noteholders will have the right to convert their 2026 Notes only upon the occurrence of certain events. From and after February 17, 2026, noteholders may convert their 2026 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. However, upon conversion of any 2026 Notes, the conversion value, which will be determined over an “Observation Period” (as defined in the 2026 Indenture) consisting of 30 trading days, will be paid in cash up to at least the principal amount of the 2026 Notes being converted. The initial conversion rate is 12.7551 shares of common stock per $1,000 principal amount of 2026 Notes, which represents an initial conversion price of approximately $78.40 per share of common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2026 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of March 31, 2026, the conversion rate for the 2026 Notes was 14.2316 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents a conversion price of approximately $70.27 per share of common stock. In connection with the cash dividend that was declared by our Board on April 23, 2026, we will, on May 13, 2026, adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2030 Notes in accordance with the terms.

The 2026 Notes are redeemable, in whole or in part (subject to certain limitations described below), at our option at any time, and from time to time, on or after June 20, 2024 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related redemption notice; and (ii) the trading day immediately before the date we send such notice. However, we may not redeem less than all of the outstanding 2026 Notes unless at least $150.0 million aggregate principal amount of 2026 Notes are outstanding and not called for redemption as of the time we send the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that 2026 Note, in which case the conversion rate applicable to the conversion of that 2026 Note will be increased in certain circumstances if it is converted after it is called for redemption.

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

As of March 31, 2026, the 2026 Notes had a gross principal balance of $69.0 million and a balance of $68.9 million, net of unamortized issuance costs of $0.1 million. The net carrying value of the 2026 Notes is included in current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet. Total amortization expense was $0.1 million and $0.4 million during the first quarter of fiscal 2026 and fiscal 2025, respectively and was included in interest expense, net in the condensed consolidated statements of income. The effective interest rate for the 2026 Notes was 0.96% as of March 31, 2026.

6.   Leases

Components of lease expense were as follows (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025
Operating	$43,694	$41,112
Variable	24,239	22,832
Short-term	38	38
Total	$67,971	$63,982

Supplemental information related to leases (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$42,986	$53,736
Right-of-use assets obtained in exchange for new operating lease liabilities	20,113	38,772

7.   Commitments and Contingencies

On June 7, 2024, the Internal Revenue Service issued its examination report for tax years 2015 through 2020 in which it proposed to disallow a portion of our depreciation deductions and domestic production activity deductions and to assess penalties. On August 12, 2024, we submitted protest memoranda indicating our disagreement with a majority of the findings in the examination report, and our case is now under the jurisdiction of the Appeals Division (“Appeals”). Appeals conferences were held during fiscal 2025, and based on the current status of this matter, we have reserved an immaterial amount.

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

8.   Stockholders’ Equity

Common Stock – Dividends and Share Repurchases

On February 12, 2026, our Board declared a quarterly cash dividend of $0.30 per share which was paid on March 17, 2026 to the stockholders of record of each share of our common stock at the close of business on March 4, 2026. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Notes 5 and 12 for further discussion of our debt and dividends declared subsequent to March 31, 2026, respectively.)

On February 12, 2026, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 66.0 million shares. Under this authorization, we have cumulatively repurchased 60.2 million shares at a total cost of $2,002.8 million, excluding excise tax, through March 31, 2026, with 0.3 million shares repurchased at a cost of $19.2 million, excluding excise tax, during the thirteen weeks ended March 31, 2026. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that result from equity compensation grants and to supplement our earnings per share growth.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025

Labor expenses	$2,773	$2,437
Other operating costs and expenses	98	99
General and administrative expenses	4,143	5,045
Total stock-based compensation	7,014	7,581
Income tax benefit	1,730	1,870
Total stock-based compensation, net of taxes	$5,284	$5,711

Capitalized stock-based compensation (1)	$53	$54
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

We did not issue any stock options during the first quarter of fiscal 2026 and fiscal 2025. Stock option activity during the thirteen weeks ended March 31, 2026 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 30, 2025	471	$41.08	4.1	$4,203.7
Granted	—	—
Exercised	(6)	40.16
Forfeited or cancelled	—	—
Outstanding at March 31, 2026	465	$41.09	3.9	$6,346.6

Exercisable at March 31, 2026	400	$41.87	3.3	$5,150.5
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period-end date.

The total intrinsic value of options exercised during both the thirteen weeks ended March 31, 2026 and April 1, 2025 was $0.1 million. As March 31, 2026, total unrecognized stock-based compensation expense related to unvested stock options was $0.8 million, which we expect to recognize over a weighted-average period of approximately 2.6 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirteen weeks ended March 31, 2026 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at December 30, 2025	3,176	$41.31
Granted	520	60.35
Vested	(493)	41.83
Forfeited	(48)	39.06
Outstanding at March 31, 2026	3,155	$44.40

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the first quarter of fiscal 2026 and 2025 was $60.35 and $51.89, respectively. The fair value of shares that vested during the thirteen weeks ended March 31, 2026, and April 1, 2025, was $20.6 million and $22.4 million, respectively. As of March 31, 2026, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $84.5 million, which we expect to recognize over a weighted-average period of approximately 3.0 years.

10.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of both March 31, 2026 and April 1, 2025, an aggregate of 3.2 million and 3.3 million shares, of restricted stock and restricted stock units issued were unvested, respectively, and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

Diluted net income per share is computed by dividing net income by the weighted-average number of common stock equivalents outstanding for the period. Common stock equivalents for the 2026 Notes and 2030 Notes are determined by application of the if-converted method, and common stock equivalents for outstanding stock options, restricted stock and restricted stock units are determined by application of the treasury stock method.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025

	(In thousands, except per share data)
Net income	$49,548	$32,941

Basic weighted-average shares outstanding	46,585	47,526
Dilutive effect of equity awards (1)	1,870	1,758
Diluted weighted-average shares outstanding	48,455	49,284

Basic net income per share	$1.06	$0.69

Diluted net income per share	$1.02	$0.67
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 0.6 million and 0.8 million for March 31, 2026, and April 1, 2025, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the 2026 Notes or 2030 Notes were included in the diluted calculation due to their anti-dilutive effect.

11.   Segment Information

Our chief operating decision maker (“CODM”) is the Chief Executive Officer, President and Chief Financial Officer. Our CODM allocates resources and evaluates the performance of each operating segment based on the segment’s revenue and income/(loss) from operations, comparing actual results to historical and previously forecasted financial information. Significant expenses are expenses that are regularly provided to the CODM and are included in segment income/(loss). Our operating segments are aligned with our strategic priorities and are the businesses for which our CODM reviews discrete financial information for decision-making purposes. They are comprised of The Cheesecake Factory Restaurants, North Italia, Flower Child, the other FRC brands and our bakery division. Based on quantitative thresholds set forth in ASC 280, “Segment Reporting,” The Cheesecake Factory Restaurants, North Italia and the other FRC brands are the only businesses that meet the criteria of a reportable operating segment. The remaining operating segments (Flower Child and our bakery division) along with our businesses that do not qualify as operating segments are combined in Other. Unallocated corporate expenses, capital expenditures and assets are also combined in Other.

Segment information is presented below (in thousands):

For the thirteen weeks ended March 31, 2026

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$690,473	$89,479	$104,522	$94,359	$978,833

Costs and expenses:
Food and beverage costs	151,158	20,264	23,032	17,796	212,250
Labor expenses	238,354	33,421	39,169	36,825	347,769
Other operating costs and expenses	180,297	24,717	30,664	28,675	264,353
General and administrative expenses	—	—	—	63,931	63,931
Depreciation and amortization expenses	17,170	3,194	3,365	4,255	27,984
Impairment of assets and lease termination expenses	557	—	2	270	829
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	316	886	1,202
Preopening costs	1,415	1,914	1,731	410	5,470
Total costs and expenses	588,951	83,510	98,279	153,048	923,788
Income/(loss) from operations	$101,522	$5,969	$6,243	$(58,689)	$55,045

Capital expenditures	$22,000	$7,593	$8,791	$4,993	$43,377

For the thirteen weeks ended April 1, 2025

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$672,734	$83,410	$87,424	$83,629	$927,197

Costs and expenses:
Food and beverage costs	147,655	18,415	19,149	17,042	202,261
Labor expenses	233,391	31,917	31,562	34,205	331,075
Other operating costs and expenses	174,604	22,620	25,565	23,636	246,425
General and administrative expenses	—	—	—	59,932	59,932
Depreciation and amortization expenses	16,226	2,798	3,035	4,023	26,082
Impairment of assets and lease termination expenses	75	—	300	3	378
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	316	682	998
Preopening costs	1,350	2,680	2,793	1,264	8,087
Total costs and expenses	573,301	78,430	82,720	140,787	875,238
Income/(loss) from operations	$99,433	$4,980	$4,704	$(57,158)	$51,959

Capital expenditures	$26,151	$6,130	$2,680	$7,855	$42,816

The following table presents information related to segment assets (in thousands):

	March 31, 2026	December 30, 2025
Total assets:
The Cheesecake Factory Restaurants	$1,598,692	$1,636,027
North Italia	455,939	441,827
Other FRC	457,173	447,978
Other	785,537	735,840
Total	$3,297,341	$3,261,672

12.   Subsequent Events

On April 23, 2026, our Board declared a quarterly cash dividend of $0.30 per share to be paid on May 26, 2026, to the stockholders of record of each share of our common stock at the close of business on May 13, 2026.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”) and in our CSR report, the effects of geopolitical and macroeconomic factors, including evolving government policies and global trade dynamics, on our financial condition and our results of operations, financial guidance and projections, as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, share repurchases, capital structure and leverage, corporate strategy, potential price increases, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage market risks and cost pressures, including increasing wage rates and insurance costs, and increase margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand The Cheesecake Factory internationally; support the growth of North Italia, Flower Child and additional brands within our Fox Restaurant Concepts (“Other FRC”) restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including government shutdowns, trade policy, changes in interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; pandemics and related containment measures, including the potential for quarantines or restriction on in-person dining; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia, Flower Child and Other FRC restaurants; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development and related permitting; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; changes in laws impacting our business; adverse weather conditions and natural disasters in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties which may cause results to differ materially from those set forth in such statements.

In connection with the “safe harbor” provisions of the Acts, we have identified and are disclosing important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf. (See Part II, Item 1A of this report, “Risk Factors,” and Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2025.) These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are currently reasonable, any of the assumptions could be incorrect or incomplete, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made, and we undertake no obligation to publicly update or revise any forward-looking statements or to make any other forward-looking statements, whether as a result of new information, future events or otherwise, unless required to do so by law.

The below discussion and analysis, which contains forward-looking statements, should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report, Part II, Item 1A of this report, “Risk Factors,” and with the following items included in our Annual Report on Form 10-K for the fiscal year ended December 30, 2025: the audited consolidated financial statements and related notes in Part IV, Item 15; “Risk Factors” included in Part I, Item 1A; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7; and the cautionary statements included throughout this Form 10-Q. The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position.

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

In recent years, our operating results were impacted by geopolitical and macroeconomic events, causing supply chain challenges and significantly increased commodity and wage inflation. Our commodity and wage inflationary environment began returning to more historical levels in fiscal 2024.

The impact of ongoing geopolitical and macroeconomic events, including evolving government policies and global trade and tariff dynamics, could lead to further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior and delays in new restaurant openings. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. For more information regarding the risks to our business relating to the geopolitical and macroeconomic events, see Part II, Item 1A of this report, “Risk Factors,” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2025.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 371 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (216 locations), North Italia® (50 locations), Flower Child® (43 locations) and additional brands within our FRC portfolio (56 locations). Internationally, 36 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

Our top long-term capital allocation priority is to develop new Company-owned restaurants, with a focus on opening our concepts in premier locations within new and existing markets. We plan to continue expanding The Cheesecake Factory, North Italia and Flower Child concepts. In addition, our FRC subsidiary serves as an incubator, innovating new food, dining and hospitality experiences to create differentiated, high-quality concepts.

Our revenue growth is primarily driven by new restaurant openings and increases in comparable restaurant sales.

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check while maintaining customer traffic. We strive to accomplish this by (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional dining experience and (3) continuing to provide our customers with convenient options for off-premise dining. We continue to support these efforts through a number of initiatives, including menu innovation, increasing customer throughput in our restaurants, leveraging our gift card program, partnering with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities and improving the pick-up experience, augmenting our marketing programs, including our Cheesecake Rewards® program, enhancing our training programs and leveraging insights from our customer satisfaction measurement platform.

Average check variations are driven by menu price increases and/or changes in menu mix. We generally update The Cheesecake Factory menus twice a year, and our philosophy is to use price increases to help offset key operating cost increases in a manner that supports both our margin and customer traffic objectives. Prior to fiscal 2022, we targeted menu price increases of approximately 2% to 3% annually, utilizing a market-based strategy to help mitigate cost pressure in higher-wage geographies. In the last three fiscal years, we implemented price increases above our historical levels, to help offset significant inflationary cost pressures. We will continue to take the cost and inflationary environment into consideration when implementing future pricing decisions. In addition, on a regular basis, we carefully consider opportunities to adjust our menu offerings or ingredients to help manage product quality, availability and cost.

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

We plan to employ a balanced capital allocation strategy, comprised of investing in new restaurants that are expected to meet our targeted returns, managing our aggregate debt levels and returning capital to shareholders through our dividend and share repurchase programs. Future decisions to pay, increase or decrease dividends or to repurchase shares are at the discretion of the Board and will be dependent on a number of factors, including limitations pursuant to the terms and conditions of our Loan Agreement and applicable law.

Results of Operations

The following table presents, for the periods indicated, information from our condensed consolidated statements of income expressed as percentages of revenues. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any other interim period or for the full fiscal year.

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025
Revenues	100.0%	100.0%

Costs and expenses:
Food and beverage costs	21.7	21.8
Labor expenses	35.5	35.7
Other operating costs and expenses	27.0	26.6
General and administrative expenses	6.5	6.5
Depreciation and amortization expenses	2.9	2.8
Impairment of assets and lease termination expenses	0.1	0.0
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	0.1
Preopening costs	0.6	0.9
Total costs and expenses	94.4	94.4
Income from operations	5.6	5.6
Interest expense, net	(0.2)	(0.3)
Loss on extinguishment of debt	—	(1.7)
Other income, net	0.1	0.1
Income before income taxes	5.5	3.7
Income tax provision	0.4	0.1
Net income	5.1%	3.6%

Thirteen Weeks Ended March 31, 2026 Compared to Thirteen Weeks Ended April 1, 2025

Revenues

Revenues increased 5.6% to $978.8 million for the fiscal quarter ended March 31, 2026 compared to $927.2 million for the comparable prior year period, primarily due to additional revenue related to new restaurant openings and an increase in comparable restaurant sales.

The Cheesecake Factory Restaurants sales increased 2.6% to $690.5 million for the first quarter of fiscal 2026, compared to $672.7 million for the first quarter of fiscal 2025. Average sales per restaurant operating week increased 1.9% to $245,196 in the first quarter of fiscal 2026 from $240,692 in the first quarter of fiscal 2025. Total operating weeks at The Cheesecake Factory Restaurants increased 0.8% to 2,816 in the first quarter of fiscal 2026 compared to 2,795 in the prior year. The Cheesecake Factory comparable sales increased by 1.6%, or $10.3 million, from the first quarter of fiscal 2025. The increase from first quarter fiscal 2025 was primarily driven by an increase in average check of 3.0% (based on an increase of 3.3% in menu pricing, partially offset by a 0.3% negative change from menu mix), partially offset by decreased customer traffic of 1.4%. We implemented effective menu price increases of approximately 1.5% in both the first quarter of fiscal 2026 and the third quarter of fiscal 2025, respectively. Sales through the off-premise channel comprised approximately 22% of our restaurant sales during both the first quarter of fiscal 2026 and fiscal 2025.

North Italia sales increased 7.3% to $89.5 million for the first quarter of fiscal 2026, compared to $83.4 million for the first quarter of fiscal 2025. Average sales per restaurant operating week decreased 3.9% to $143,167 in the first quarter of fiscal 2026 from $148,947 in the first quarter of fiscal 2025. Total operating weeks at North Italia increased 11.6% to 625 in the first quarter of fiscal 2026 compared to 560 in the prior year. North Italia comparable sales decreased approximately 2% from the first quarter of fiscal 2025. The decrease from fiscal 2025 was primarily driven by decreased customer traffic of 6%, partially offset by an increase in average check of 4% (based on an increase of 3% in menu pricing and a 1% positive impact from mix). We implemented effective menu price increases of approximately 2.0% and 1.5% in the second and fourth quarters of fiscal 2025, respectively. We are in the process of implementing a 1.0% menu price increase in the second quarter of fiscal 2026.

Flower Child sales increased 21.1% to $52.6 million for the first quarter of fiscal 2026, compared to $43.5 million for the first quarter of fiscal 2025. Flower Child sales per restaurant operating week increased 7.0% to $94,524 in the first quarter of fiscal 2026 from $88,335 in the first quarter of fiscal 2025. Total operating weeks at Flower Child increased 13.2% to 557 in the first quarter of fiscal 2026 compared to 492 in the prior year. Flower Child comparable sales increased approximately 10% from the first quarter of fiscal 2025. The increase from the first quarter of fiscal 2025 includes an increase of 2% in menu pricing.

Other FRC sales increased 19.6% to $104.5 million for the first quarter of fiscal 2026, compared to $87.4 million for the first quarter of fiscal 2025. Other FRC average sales per restaurant operating week increased 3.9% to $145,169 in the first quarter of fiscal 2026 from $139,655 in the first quarter of fiscal 2025. Total operating weeks at Other FRC increased 15.0% to 720 in the first quarter of fiscal 2026 compared to 626 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. As of March 31, 2026, there were six The Cheesecake Factory Restaurants, 10 North Italia restaurants and 10 Flower Child locations not yet in their respective comparable sales bases. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party bakery customers. As a percentage of revenues cost of sales were 21.7% and 21.8% in the first quarters of fiscal 2026 and 2025, respectively, primarily due to favorable commodity inflation particularly in lower dairy pricing (0.7%) partially offset by higher meat and seafood costs (0.6%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 35.5% and 35.7% in the first quarters of fiscal 2026 and 2025, respectively. This decrease was primarily due to menu price increases in excess of wage rate inflation and productivity (0.4%), partially offset by higher group medical cost due to increased claim activity (0.3%).

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, and incentive compensation, as well as bakery production overhead. As a percentage of revenues, other operating costs and expenses were 27.0% and 26.6% in the first quarter of fiscal 2026 and 2025, respectively. This variance was primarily driven by higher utility costs due to higher rates (0.2%) and higher bakery production overhead expense (0.2%).

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third - party distributors. As a percentage of revenues, G&A expenses were 6.5% in both the first quarter of fiscal 2026 and 2025, primarily reflecting higher legal fees (0.2%), partially offset by lower stock-based compensation expense (0.1%).

Impairment of Assets and Lease Termination Expenses

During the first quarter of fiscal 2026, we recorded impairment of assets and lease termination expenses of $0.8 million primarily related to lease termination costs for two The Cheesecake Factory, one Grand Lux Cafe and one Other FRC location. During the first quarter of fiscal 2025, we recorded impairment of assets and lease termination expenses of $0.4 million primarily related to lease termination costs for one Other FRC location.

Preopening Costs

Preopening costs were $5.5 million and $8.1 million in the first quarter of fiscal 2026 and 2025, respectively. We opened one North Italia, one Flower Child and one Other FRC location in the first quarter of fiscal 2026 compared to three North Italia, three Flower Child and two Other FRC locations in the first quarter of fiscal 2025. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Preopening costs also include expenses for maintaining a roster of trained managers for pending opening and the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Loss on Extinguishment of Debt

We recorded a $15.9 million loss on early debt extinguishment in the first quarter of fiscal 2025. On February 28, 2025, we repurchased approximately $276.0 million aggregate principal amount of the 2026 Notes for aggregate consideration of $289.8 million, which included a premium of $13.8 million. The repurchase was accounted for as a debt extinguishment. In addition, we recorded $2.1 million of unamortized issuance costs. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our long-term debt.)

Income Tax Provision

Our effective income tax rate was 7.1% and 4.5% for the first quarter of fiscal 2026 and 2025, respectively. The increase was primarily due to leverage on higher annual forecasted income before taxes, predominantly related to employment credits and tax windfall related to equity compensation (3.3%) and an increase in non-deductible executive compensation (1.4%), partially offset by a higher tax windfall related to equity compensation in the first quarter of fiscal 2026 (2.3%).

Non-GAAP Measures

Adjusted net income, adjusted diluted net income per share and adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly-titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net income, diluted net income per common share and EBITDA, the impact of items we do not consider indicative of our ongoing operations. Additionally, EBITDA and adjusted EBITDA exclude the impact of certain non-cash transactions. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025

Net income	$49,548	$32,941
Impairment of assets and lease termination expenses	829	378
Acquisition-related contingent consideration, compensation and amortization expenses	1,202	998
Loss on extinguishment of debt (1)	—	15,891
Tax effect of adjustments (2)	(529)	(4,489)
Adjusted net income	$51,050	$45,719
Diluted net income per common share	$1.02	$0.67
Impairment of assets and lease termination expenses	0.02	0.01
Acquisition-related contingent consideration, compensation and amortization expenses	0.02	0.02
Loss on extinguishment of debt (1)	—	0.32
Tax effect of adjustments (2)	(0.01)	(0.09)
Adjusted diluted net income per common share (3)	$1.05	$0.93
(1)	See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.
(2)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(3)	Adjusted net income per share may not add due to rounding.

Following is a reconciliation from net income to EBITDA and adjusted EBITDA measures (in thousands):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025

Net income	$49,548	$32,941
Depreciation and amortization expenses	27,984	26,082
Interest expense, net	1,995	2,328
Income tax provision	3,803	1,542
EBITDA	$83,330	$62,893
Impairment of assets and lease termination expenses	829	378
Acquisition-related contingent consideration, compensation and amortization expenses	1,202	998
Loss on extinguishment of debt	—	15,891
Stock-based compensation (1)	7,014	7,581
Adjusted EBITDA	$92,375	$87,741
(1)	See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of stock-based compensation.

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

During the first quarter of fiscal 2026, our cash and cash equivalents increased by $19.4 million to $235.1 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2026	April 1, 2025
Cash provided by operating activities	$96.7	$78.9
Additions to property and equipment	(43.4)	(42.8)
Repayment on credit facility	—	(110.0)
Proceeds from long-term convertible debt	—	575.0
Repayment on long-term convertible debt, including premium on extinguishment	—	(289.8)
Issuance cost associated with long-term debt	(1.2)	(16.5)
Proceeds from exercise of options	0.2	10.8
Common stock dividends paid	(14.2)	(12.5)
Treasury stock purchases, inclusive of excise tax	(18.4)	(141.4)

Cash Provided by Operating Activities

Cash flows from operations increased by $17.8 million from the first quarter of fiscal 2025 primarily due to net income after excluding the non-cash activity, timing of operating lease commencements, higher payables, inventory movement, lower accounts and other receivable balances, partially offset by higher prepaid expenses related to the timing of April 2026 rent payments. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $24.6 million and $22.9 million for the first quarter of fiscal 2026 and 2025, respectively. Capital expenditures also included $16.4 million and $17.1 million for our existing restaurants and $2.4 million and $2.8 million for bakery and corporate capacity and infrastructure investments, in the first quarter fiscal 2026 and 2025, respectively.

We opened three restaurants in the first quarter of fiscal 2026 comprised of one North Italia, one Flower Child and one Other FRC location compared to eight restaurants in the first quarter of fiscal 2025 comprised of three North Italia, three Flower Child and two Other FRC locations. We expect to open as many as 26 new restaurants in fiscal 2026 across our portfolio of concepts. We anticipate approximately $210 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. This estimate includes new restaurant construction expenses, some of which may be classified as operating lease assets instead of additions to property and equipment in the statement of cash flows.

Revolving Credit Facility

On March 26, 2026, we entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Revolver Facility, which terminates on March 26, 2031, provides us with revolving loan commitments that total $400 million, of which $85 million may be used for issuances of letters of credit and $10 million for swingline loans. The Revolver Facility contains (i) a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments and (ii) a feature that permits the letter of credit issuers thereunder to increase their letter of credit sublimits by $25 million in the aggregate. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. As of March 31, 2026, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to financial covenants, as well as to customary events of default that, if triggered, could result in acceleration of the maturity of the Revolver Facility. Subject to certain exceptions, the Loan Agreement contains a number of covenants and restrictions that, among other things, restrict the Company’s and its subsidiaries’ ability to incur additional debt, pay dividends and make distributions, make certain investments and acquisitions, create liens, enter into agreements with affiliates, sell material assets, and merge or consolidate. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our debt.)

2030 Convertible Senior Notes

On February 28, 2025, we issued $575.0 million in aggregate principal amount of convertible senior notes (“2030 Notes”), which will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the 2030 Notes were approximately $558.5 million after deducting issuance costs of $16.5 million. As of March 31, 2026, the 2030 Notes had a balance of $562.1 million, net of unamortized issuance costs of $12.9 million. As of March 31, 2026, the conversion rate for the 2030 Notes was 14.1444 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.70 per share of common stock. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.) In connection with the cash dividend that was declared by our Board on April 23, 2026, we will, on May 13, 2026, adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2030 Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.)

2026 Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“2026 Notes”), which will mature on June 15, 2026, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the 2026 Notes were approximately $334.9 million after deducting issuance costs of $10.1 million. On February 28, 2025, we used part of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $276.0 million aggregate principal amount of the 2026 Notes in a privately-negotiated transaction for aggregate consideration of $289.8 million, which included a premium of $13.8 million. As of March 31, 2026, the 2026 Notes had a gross principal balance of $69.0 million and a balance of $68.9 million, net of unamortized issuance costs of $0.1 million. As of March 31, 2026, the conversion rate for the 2026 Notes was 14.2316 shares of common stock per $1,000 principal amount of the 2026 Notes, which represents a conversion price of approximately $70.27 per share of common stock. In connection with the cash dividend that was declared by our Board on April 23, 2026, we will, on May 13, 2026, adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2026 Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.)

Common Stock Dividends

Common stock dividends of $14.2 million and $12.5 million were paid in the first quarter of fiscal 2026 and 2025, respectively. As further discussed in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, in April 2026, our Board declared a quarterly dividend to be paid in May 2026. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

On February 12, 2026, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 66.0 million shares. Under this authorization, we have cumulatively repurchased 60.2 million shares at a total cost of $2,002.8 million, excluding excise tax, through March 31, 2026. We repurchased 0.3 million shares at a cost of $19.2 million, excluding excise tax, during the first quarter of fiscal 2026. We repurchased 2.6 million shares at a cost of $141.4 million, excluding excise tax, during the first quarter of fiscal 2025.

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

As of March 31, 2026, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions for the reporting periods covered by the financial statements. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent liabilities. Actual results could differ from these estimates. Our critical accounting estimates have not changed materially from those previously reported in our Annual Report on Form 10-K for the fiscal year ended December 30, 2025.

Recent Accounting Pronouncements

See Note 1 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for a summary of new accounting standards.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The following discussion of market risks contains forward-looking statements and should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes in Part I, Item 1 of this report, Part II, Item 1A of this report, “Risk Factors,” and with the following items in our Annual Report on Form 10-K for the fiscal year ended December 30, 2025: the audited consolidated financial statements and related notes in Part IV, Item 15; the “Risk Factors” in Part I, Item 1A; the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7; and the cautionary statements included throughout the report. Actual results may differ materially from the following discussion based on general conditions in the commodity and financial markets.

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

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2026, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of March 31, 2026, we had no hedging contracts in place.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the first quarter of fiscal 2026 and 2025, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.1 million and $2.0 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Loan Agreement that is indexed to market rates. As of March 31, 2026 and December 30, 2025, we had no outstanding borrowings under the Loan Agreement. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified deferred compensation plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at March 31, 2026 and December 30, 2025, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $3.3 million and $3.2 million at March 31, 2026 and December 30, 2025, respectively.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

See Note 7 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report.

Item 1A.   Risk Factors.

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2025 (“Annual Report”). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the SEC.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended March 31, 2026 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share (2)	or Programs	Programs
December 31, 2025 — February 3, 2026	34	$51.04	20	1,051
February 4 — March 3, 2026	183	59.40	5	5,868
March 4 — March 31, 2026	115	57.05	115	5,753
Total	332		140
(1)	The total number of shares purchased include 191,984 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.
(2)	The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

On February 12, 2026, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 66.0 million shares. Under this authorization, we have cumulatively repurchased 60.2 million shares at a total cost of $2,002.8 million, excluding excise tax, through March 31, 2026 with 0.3 million shares repurchased at a cost of $19.2 million, excluding excise tax, during the first quarter of fiscal 2026. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Item 5.   Other Information.

During the fiscal quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/ Furnished with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	8-K	000-20574	3.1	6/4/24
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
10.1*	Employment Agreement effective February 11, 2026, between the Cheesecake Factory Incorporated and Spero G. Alex	—	—	—	Filed herewith
10.2#	Fifth Amended and Restated Loan Agreement with JP Morgan Chase Bank, National Association dated as of March 26, 2026	—	—	—	Filed herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Furnished herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
104	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in iXBRL (included with Exhibit 101)	—	—	—	Filed herewith

*Management contract or compensatory plan or arrangement required to be filed as an exhibit.

#

Certain schedules and similar attachments have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The Company will furnish copies of any such schedules or similar attachments to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2026	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)