Form 10-Q
period 2026-06-30
CHEESECAKE FACTORY INC
filed 2026-08-03
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 27, 2026, 49,760,634 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	June 30,	December 30,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$195,170	$215,729
Accounts and other receivables	86,444	109,718
Income taxes receivable	28,047	20,702
Inventories	50,514	53,969
Prepaid expenses	58,611	54,710
Total current assets	418,786	454,828
Property and equipment, net	903,980	869,696
Other assets:
Intangible assets, net	252,036	251,806
Operating lease assets	1,470,804	1,444,753
Other	248,568	240,589
Total other assets	1,971,408	1,937,148
Total assets	$3,294,174	$3,261,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$70,672	$62,714
Gift card liabilities	183,451	212,859
Operating lease liabilities	172,029	167,348
Other accrued expenses	287,424	265,275
Current portion of long-term debt	—	68,815
Total current liabilities	713,576	777,011

Long-term debt	562,895	561,259
Operating lease liabilities	1,346,092	1,332,413
Other noncurrent liabilities	152,653	154,562
Total liabilities	2,775,216	2,825,245
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 110,177,029 shares issued and 49,775,548 shares outstanding at June 30, 2026 and 109,546,812 shares issued and 49,635,893 shares outstanding at December 30, 2025	1,102	1,095
Additional paid-in capital	1,031,324	1,008,155
Retained earnings	1,501,233	1,412,942
Treasury stock inclusive of excise tax, 60,401,481 and 59,910,919 shares at cost at June 30, 2026 and December 30, 2025, respectively	(2,013,212)	(1,984,722)
Accumulated other comprehensive loss	(1,489)	(1,043)
Total stockholders’ equity	518,958	436,427
Total liabilities and stockholders’ equity	$3,294,174	$3,261,672

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025

Revenues	$1,029,633	$955,825	$2,008,466	$1,883,022

Costs and expenses:
Food and beverage costs	223,847	205,843	436,097	408,104
Labor expenses	351,475	333,519	699,244	664,594
Other operating costs and expenses	272,688	255,722	537,041	502,147
General and administrative expenses	65,592	58,778	129,523	118,710
Depreciation and amortization expenses	29,103	26,860	57,087	52,942
Impairment of assets and lease termination expenses	124	222	953	600
Acquisition-related contingent consideration, compensation and amortization expenses	1,235	1,012	2,437	2,010
Preopening costs	6,961	9,047	12,431	17,134
Total costs and expenses	951,025	891,003	1,874,813	1,766,241
Income from operations	78,608	64,822	133,653	116,781
Interest expense, net	(2,057)	(2,873)	(4,052)	(5,201)
Loss on extinguishment of debt	—	—	—	(15,891)
Other income, net	352	280	653	1,023
Income before income taxes	76,903	62,229	130,254	96,712
Income tax provision	8,509	7,417	12,312	8,959
Net income	$68,394	$54,812	$117,942	$87,753

Net income per share:
Basic	$1.47	$1.18	$2.53	$1.87
Diluted (Note 10)	$1.41	$1.14	$2.43	$1.80

Weighted-average shares outstanding:
Basic	46,628	46,391	46,606	46,958
Diluted	48,490	48,102	48,446	48,679

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025

Net income	$68,394	$54,812	$117,942	$87,753
Other comprehensive (loss)/gain:
Foreign currency translation adjustment	(243)	616	(446)	626
Other comprehensive (loss)/gain	(243)	616	(446)	626
Total comprehensive income	$68,151	$55,428	$117,496	$88,379

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

For the twenty-six weeks ended June 30, 2026:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 30, 2025	109,547	$1,095	$1,008,155	$1,412,942	$(1,984,722)	$(1,043)	$436,427
Net income	—	—	—	49,548	—	—	49,548
Foreign currency translation adjustment	—	—	—	—	—	(203)	(203)
Cash dividends declared common stock, net of forfeitures, $0.30 per share	—	—	—	(14,685)	—	—	(14,685)
Stock-based compensation	472	5	7,062	—	—	—	7,067
Common stock issued under stock-based compensation plans	6	—	241	—	—	—	241
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(19,169)	—	(19,169)
Balance, March 31, 2026	110,025	$1,100	$1,015,458	$1,447,805	$(2,003,891)	$(1,246)	$459,226
Net income	—	—	—	68,394	—	—	68,394
Foreign currency translation adjustment	—	—	—	—	—	(243)	(243)
Cash dividends declared common stock, net of forfeitures, $0.30 per share	—	—	—	(14,966)	—	—	(14,966)
Stock-based compensation, net of forfeitures	(3)	—	8,815	—	—	—	8,815
Common stock issued under stock-based compensation plans	155	2	7,042	—	—	—	7,044
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(9,321)	—	(9,321)
Other	—	—	9	—	—	—	9
Balance, June 30, 2026	110,177	$1,102	$1,031,324	$1,501,233	$(2,013,212)	$(1,489)	$518,958

For the twenty-six weeks ended July 1, 2025:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss)/Income	Total
Balance, December 31, 2024	108,388	$1,084	$956,107	$1,317,828	$(1,829,953)	$(1,611)	$443,455
Net income	—	—	—	32,941	—	—	32,941
Foreign currency translation adjustment	—	—	—	—	—	10	10
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,081)	—	—	(13,081)
Stock-based compensation	574	6	7,629	—	—	—	7,635
Common stock issued under stock-based compensation plans	230	2	10,801	—	—	—	10,803
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(142,358)	—	(142,358)
Balance, April 1, 2025	109,192	$1,092	$974,537	$1,337,688	$(1,972,311)	$(1,601)	$339,405
Net income	—	—	—	54,812	—	—	54,812
Foreign currency translation adjustment	—	—	—	—	—	616	616
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,338)	—	—	(13,338)
Stock-based compensation, net of forfeitures	(17)	—	7,248	—	—	—	7,248
Common stock issued under stock-based compensation plans	274	2	12,178	—	—	—	12,180
Treasury stock purchases, inclusive of excise tax	—	—	—	—	25	—	25
Balance, July 1, 2025	109,449	$1,094	$993,963	$1,379,162	$(1,972,286)	$(985)	$400,948

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025
Cash flows from operating activities:
Net income	$117,942	$87,753
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	57,087	52,942
Impairment of assets and lease termination expenses	344	236
Loss on debt extinguishment	—	15,891
Deferred income taxes	8,144	2,239
Stock-based compensation	15,775	14,770
Payment of deferred consideration and compensation in excess of acquisition-date fair value	(13,229)	(8,714)
Changes in assets and liabilities:
Accounts and other receivables	32,330	25,127
Income taxes receivable/payable	(7,345)	1,910
Inventories	3,451	(1,882)
Prepaid expenses	(3,931)	(3,503)
Operating lease assets/liabilities	(7,612)	(18,021)
Other assets	(14,530)	(8,294)
Accounts payable	6,371	(2,165)
Gift card liabilities	(29,403)	(30,523)
Other accrued expenses	23,536	7,997
Cash provided by operating activities	188,930	135,763
Cash flows from investing activities:
Additions to property and equipment	(86,307)	(84,365)
Additions to intangible assets	(588)	(537)
Cash used in investing activities	(86,895)	(84,902)
Cash flows from financing activities:
Repayments on credit facility	—	(110,000)
Proceeds from long-term convertible debt	—	575,000
Repayment on long-term convertible debt, including premium on extinguishment	(68,992)	(289,800)
Issuance costs associated with long-term debt	(1,350)	(16,503)
Proceeds from exercise of stock options	7,285	22,983
Common stock dividends paid	(29,914)	(26,810)
Treasury stock purchases, inclusive of excise tax	(29,364)	(141,490)
Cash (used in)/provided by financing activities	(122,335)	13,380
Foreign currency translation adjustment	(259)	346
Net change in cash and cash equivalents	(20,559)	64,587
Cash and cash equivalents at beginning of period	215,729	84,176
Cash and cash equivalents at end of period	$195,170	$148,763

Supplemental disclosures:
Interest paid	$6,567	$2,184
Income taxes paid (1)	$16,479	$5,373
Construction payable	$31,370	$19,443
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

The impact of ongoing geopolitical and macroeconomic events, including evolving government policies and global trade and tariff dynamics, could lead to issues such as further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior and delays in new restaurant openings. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. For more information regarding the risks to our business relating to the geopolitical and macroeconomic events, see Part II, Item 1A of this report “Risk Factors,” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2025.

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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which is intended to improve the accounting for and disclosure of environmental credits and related obligations by establishing consistent guidance for recognition, measurement, presentation, and disclosure. The ASU introduces a comprehensive model and requires enhanced disclosures to improve transparency and comparability. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2027, and for interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period and should be applied on a retrospective basis. Management is currently evaluating this ASU to determine its impact on our consolidated financial statements.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$140,556	$—	$—
Non-qualified deferred compensation liabilities	(140,413)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(13,205)

	December 30, 2025
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$126,142	$—	$—
Non-qualified deferred compensation liabilities	(125,208)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(24,628)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025

Beginning balance	$24,628	$20,155
Payment	(13,229)	(8,714)
Change in fair value	1,806	1,380
Ending balance	$13,205	$12,821

The fair value of the acquisition-related contingent consideration and compensation liability was based on estimated future revenues, margins and probability of achievement, recent performance, discount rate and has no minimum or maximum payment. During the first six months of fiscal 2026 and 2025, we made payments of $13.2 million and $8.7 million, respectively, per the Fox Restaurant Concepts LLC (“FRC”) acquisition agreement.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts due to their short duration. The fair value of our Revolver Facility (as defined below) approximates carrying value due to the variable interest rate.

As of June 30, 2026, we had $575.0 million aggregate principal amount of convertible senior notes due 2030 (“2030 Notes”) outstanding. The estimated fair value of the 2030 Notes based on a market approach as of June 30, 2026, was approximately $731.4 million and was determined based on the estimated or actual bids and offers of the 2030 Notes in an over-the-counter market on the last business day of the reporting period. The increase in the fair value of the 2030 Notes was primarily due to an increase in our stock price from the date of the issuance of the 2030 Notes. See Note 5 for further discussion of the 2030 Notes.

3.   Inventories

Inventories consisted of (in thousands):

	June 30, 2026	December 30, 2025
Restaurant food and supplies	$26,685	$28,736
Bakery finished goods and work in progress	13,085	14,896
Bakery raw materials and supplies	10,744	10,337
Total	$50,514	$53,969

4.   Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Gift card liabilities:
Beginning balance	$187,715	$199,855	$212,859	$226,810
Activations	27,186	29,471	44,162	50,144
Redemptions and breakage	(31,450)	(33,033)	(73,570)	(80,661)
Ending balance	$183,451	$196,293	$183,451	$196,293

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Gift card contract assets: (1)
Beginning balance	$16,833	$17,080	$17,958	$18,447
Deferrals	2,592	2,833	4,943	5,201
Amortization	(3,510)	(3,624)	(6,986)	(7,359)
Ending balance	$15,915	$16,289	$15,915	$16,289
(1)	Included in prepaid expenses on the condensed consolidated balance sheets.

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

As of December 30, 2025, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility. As of June 30, 2026, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to earnings before interest, tax, depreciation and amortization and rent (“EBITDAR”) (the “Net Adjusted Leverage Ratio”) of 4.25 to 1.00 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90 to 1.00. The Net Adjusted Leverage Ratio includes a rental expense multiplier of six. As of June 30, 2026, we were in compliance with all the foregoing covenants in effect at that date.

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

The 2030 Notes accrue interest at a rate of 2.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. The 2030 Notes will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. Before November 15, 2029, noteholders will have the right to convert their 2030 Notes only upon the occurrence of certain events, including but not limited to, the Company’s common stock trading above 130% of the conversion price for a specific period, the 2030 Notes per $1,000 in principal amount trading below 98% of the product of the trading price of the Company’s common stock and the conversion rate for a specific period, and certain fundamental changes to corporate structure. From and after November 15, 2029, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. The kind and amount of consideration due upon conversion will be determined based on the conversion value of the 2030 Notes, measured proportionately for each trading day in an “Observation Period” (as defined in the 2030 Indenture) consisting of 35 trading days, and settled following the completion of that Observation Period. The consideration due in respect of each trading day in the Observation Period will consist of cash, up to at least the proportional amount of the principal amount being converted, and any excess of the proportional conversion value for that trading day that will not be settled in cash will be settled in shares of our common stock. The initial conversion rate is 14.1377 shares of our common stock per $1,000 principal amount of 2030 Notes, which represents an initial conversion price of approximately $70.73 per share of our common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events but will not be adjusted for regular quarterly dividends that do not exceed the dividend threshold (initially equal to $0.27 per share of common stock as defined in the 2030 Indenture). In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2030 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of June 30, 2026, the conversion rate for the 2030 Notes was 14.1514 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.66 per share of common stock. In connection with the cash dividend that was declared by our Board of Directors (“Board”) on July 23, 2026, we will, on August 11, 2026, adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2030 Notes in accordance with the terms.

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

As of June 30, 2026, the 2030 Notes had a gross principal balance of $575.0 million and a balance of $562.9 million, net of unamortized issuance costs of $12.1 million. The net carrying value of the 2030 Notes is included in long-term debt within total liabilities on the condensed consolidated balance sheet. Total amortization expense was $0.8 million and $1.6 million during the thirteen and twenty-six weeks ended June 30, 2026, respectively, and was included in interest expense, net in the condensed consolidated statements of income. Total amortization expense was $0.8 million and $1.1 million during the thirteen and twenty-six weeks ended July 1, 2025, respectively. The effective interest rate for the 2030 Notes was 2.57% as of June 30, 2026.

2026 Convertible Senior Notes

On June 15, 2021, we issued $345.0 million of aggregate principal amount of convertible senior notes due 2026 (“2026 Notes”). The net proceeds from the sale of the 2026 Notes were approximately $334.9 million after deducting issuance costs of $10.1 million. On February 28, 2025, we used part of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $276.0 million aggregate principal amount of the 2026 Notes in a privately-negotiated transaction for aggregate consideration of $289.8 million (the “2026 Note Repurchase Transaction”). The 2026 Note Repurchase Transaction was accounted for as a debt extinguishment. The 2026 Note Repurchase Transaction resulted in a $15.9 million loss on early debt extinguishment in the first quarter of fiscal 2025, of which $2.1 million consisted of unamortized issuance costs. During the second quarter of fiscal 2026, noteholders converted $0.1 million aggregate principal amount of the 2026 Notes, which we settled in cash, including payment of accrued interest. The 2026 Notes matured on June 15, 2026, and we repaid in cash the remaining outstanding principal balance of $68.9 million, together with all accrued interest.

The 2026 Notes were senior, unsecured obligations and were (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the 2026 Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries. The 2026 Notes were issued pursuant to, and were governed by, an indenture (the “Base Indenture”) between us and a trustee (“2026 Note Trustee”), dated as of June 15, 2021, as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “2026 Indenture”), dated as of June 15, 2021, between the Company and the 2026 Note Trustee.

The 2026 Notes accrued interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. Prior to maturity, the net carrying value of the 2026 Notes was included in current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet. Total amortization expense was $0.1 million and $0.2 million during the thirteen and twenty-six weeks ended June 30, 2026, respectively. Total amortization expense was $0.1 million and $0.5 million during the thirteen and twenty-six weeks ended July 1, 2025, respectively. Prior to maturity, the effective interest rate for the 2026 Notes was 0.96%.

6.   Leases

Components of lease expense were as follows (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Operating	$43,990	$41,871	$87,684	$82,983
Variable	25,851	24,102	50,090	46,934
Short-term	42	43	80	82
Total	$69,883	$66,016	$137,854	$129,999

Supplemental information related to leases (in thousands):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$86,661	$95,254
Right-of-use assets obtained in exchange for new operating lease liabilities	56,034	59,418

7.   Commitments and Contingencies

On December 11, 2023, a former restaurant hourly employee filed a class action lawsuit in the California Superior Court, County of San Diego, alleging that the Company violated the California Labor Code by failing to properly pay hourly wages and overtime, provide meal and rest periods, and furnish compliant wage statements, among other claims. The plaintiff also asserts claims under the California Private Attorneys General Act. Corona v. The Cheesecake Factory Restaurants, Inc., et al., Case No. 37-2023-00053498-CU-OE-CTL. The parties are scheduled to participate in voluntary mediation in September 2026, and if mediation is unsuccessful, we intend to vigorously defend against this action. Based upon the current status of this matter, we have reserved an immaterial amount.

On February 16, 2024, a former restaurant hourly employee filed a class action lawsuit in the California Superior Court, County of Los Angeles, alleging that the Company violated the California Labor Code by failing to properly pay hourly wages and overtime, furnish compliant wage statements, and provide meal and rest periods. The plaintiff also asserts claims under the California Private Attorneys General Act. Davis v. North Restaurants, LLC, The Cheesecake Factory, Inc., et al., Case No. 24STCV04020. The parties participated in voluntary mediation on March 27, 2026; however, a resolution was not reached. A similar lawsuit covering a different time period was also filed in Los Angeles County on September 4, 2025. Mejia-Sian v. North Restaurants, LLC, et al., Case No. 25STCV32337. We intend to vigorously defend against these actions. Based upon the current status of this matter, we have reserved an immaterial amount.

On June 7, 2024, the Internal Revenue Service issued its examination report for tax years 2015 through 2020 in which it proposed to disallow a portion of our depreciation deductions and domestic production activity deductions and to assess penalties. On August 12, 2024, we submitted protest memoranda indicating our disagreement with a majority of the findings in the examination report, and our case came under the jurisdiction of the Appeals Division (“Appeals”). Appeals conferences were held during fiscal 2025 and the matter was resolved for an immaterial amount in the second quarter of fiscal 2026.

On April 27, 2026, the California Privacy Protection Agency filed a Notice of Privacy Act Inquiry with the Company, requesting information about the Company’s online privacy practices with respect to its recruiting website, mobile application tracking and marketing practices (the “Notice”). The Notice seeks information regarding the Company’s compliance with California Consumer Privacy Act and California Privacy Rights Act rights requests, consumer notices and opt-out practices. The Company has responded to the Notice and we intend to vigorously defend against this inquiry. Based upon the current status of this matter, we have reserved an immaterial amount.

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

8.   Stockholders’ Equity

Common Stock – Dividends and Share Repurchases

On April 23, 2026, our Board declared a quarterly cash dividend of $0.30 per share which was paid on May 26, 2026, to the stockholders of record of each share of our common stock at the close of business on May 13, 2026. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan

Agreement and applicable law, and such other factors that the Board considers relevant. (See Notes 5 and 12 for further discussion of our debt and dividends declared subsequent to June 30, 2026, respectively.)

On February 12, 2026, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 66.0 million shares. Under this authorization, we have cumulatively repurchased 60.4 million shares at a total cost of $2,012.1 million, excluding excise tax, through June 30, 2026, with 0.2 million shares and 0.5 million shares repurchased at a cost of $9.3 million and $28.5 million, excluding excise tax, during the thirteen and twenty-six weeks ended June 30, 2026, respectively. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that result from equity compensation grants and to supplement our earnings per share growth.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025

Labor expenses	$2,852	$2,542	$5,625	$4,979
Other operating costs and expenses	100	101	198	200
General and administrative expenses	5,809	4,546	9,952	9,591
Total stock-based compensation	8,761	7,189	15,775	14,770
Income tax benefit	2,158	1,759	3,888	3,629
Total stock-based compensation, net of taxes	$6,603	$5,430	$11,887	$11,141

Capitalized stock-based compensation (1)	$54	$59	$107	$113
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

We did not issue any stock options during the second quarter of fiscal 2026 and fiscal 2025. Stock option activity during the twenty-six weeks ended June 30, 2026 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 30, 2025	471	$41.08	4.1	$4,203.7
Granted	—	—
Exercised	(161)	45.19
Forfeited or cancelled	—	—
Outstanding at June 30, 2026	310	$38.93	5.0	$12,562.9

Exercisable at June 30, 2026	245	$39.64	4.4	$9,762.7
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period-end date.

The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended June 30, 2026 was $2.7 million and $2.8 million, respectively. The total intrinsic value of options exercised during the thirteen and twenty-six weeks ended July 1, 2025 was $2.8 million and $4.3 million, respectively. As June 30, 2026, total unrecognized stock-based compensation expense related to unvested stock options was $0.7 million, which we expect to recognize over a weighted-average period of approximately 2.4 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the twenty-six weeks ended June 30, 2026 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at December 30, 2025	3,176	$41.31
Granted	527	60.40
Vested	(566)	42.82
Forfeited	(58)	40.60
Outstanding at June 30, 2026	3,079	$44.31

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the second quarter of fiscal 2026 and 2025 was $64.26 and $52.35, respectively. The fair value of shares that vested during the thirteen and twenty-six weeks ended June 30, 2026 was $3.6 million and $24.2 million, respectively. The fair value of shares that vested during the thirteen and twenty-six weeks ended July 1, 2025 was $2.0 million and $24.4 million, respectively. As of June 30, 2026, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $77.2 million, which we expect to recognize over a weighted-average period of approximately 2.8 years.

10.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of June 30, 2026 and July 1, 2025, an aggregate of 3.1 million and 3.2 million shares, of restricted stock and restricted stock units issued were unvested, respectively, and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

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

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025

	(In thousands, except per share data)
Net income	$68,394	$54,812	$117,942	$87,753

Basic weighted-average shares outstanding	46,628	46,391	46,606	46,958
Dilutive effect of equity awards (1)	1,862	1,711	1,840	1,721
Diluted weighted-average shares outstanding	48,490	48,102	48,446	48,679

Basic net income per share	$1.47	$1.18	$2.53	$1.87

Diluted net income per share	$1.41	$1.14	$2.43	$1.80
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 0.5 million and 0.8 million for June 30, 2026, and July 1, 2025, respectively, were excluded from the diluted calculation due to their anti-dilutive effect. No shares of common stock equivalents related to the 2026 Notes or 2030 Notes were included in the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

For the thirteen weeks ended June 30, 2026

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$729,476	$98,440	$104,032	$97,685	$1,029,633

Costs and expenses:
Food and beverage costs	158,674	22,301	23,187	19,685	223,847
Labor expenses	237,383	37,134	39,319	37,639	351,475
Other operating costs and expenses	186,371	26,386	31,242	28,689	272,688
General and administrative expenses	—	—	—	65,592	65,592
Depreciation and amortization expenses	17,526	3,624	3,598	4,355	29,103
Impairment of assets and lease termination expenses	11	—	3	110	124
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	315	920	1,235
Preopening costs	1,509	2,255	2,412	785	6,961
Total costs and expenses	601,474	91,700	100,076	157,775	951,025
Income/(loss) from operations	$128,002	$6,740	$3,956	$(60,090)	$78,608

Capital expenditures	$21,513	$13,913	$2,234	$5,270	$42,930

For the thirteen weeks ended July 1, 2025

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$683,257	$90,830	$90,178	$91,560	$955,825

Costs and expenses:
Food and beverage costs	147,377	19,835	19,794	18,837	205,843
Labor expenses	231,241	33,519	33,445	35,314	333,519
Other operating costs and expenses	178,142	24,057	27,229	26,294	255,722
General and administrative expenses	—	—	—	58,778	58,778
Depreciation and amortization expenses	16,196	3,074	3,264	4,326	26,860
Impairment of assets and lease termination expenses	196	—	15	11	222
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	315	697	1,012
Preopening costs	3,558	1,946	2,202	1,341	9,047
Total costs and expenses	576,710	82,431	86,264	145,598	891,003
Income/(loss) from operations	$106,547	$8,399	$3,914	$(54,038)	$64,822

Capital expenditures	$21,437	$4,996	$8,068	$7,048	$41,549

For the twenty-six weeks ended June 30, 2026

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$1,419,949	$187,919	$208,554	$192,044	$2,008,466

Costs and expenses:
Food and beverage costs	309,832	42,565	46,219	37,481	436,097
Labor expenses	475,737	70,555	78,488	74,464	699,244
Other operating costs and expenses	366,668	51,103	61,906	57,364	537,041
General and administrative expenses	—	—	—	129,523	129,523
Depreciation and amortization expenses	34,696	6,818	6,963	8,610	57,087
Impairment of assets and lease termination expenses	568	—	5	380	953
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	631	1,806	2,437
Preopening costs	2,924	4,169	4,143	1,195	12,431
Total costs and expenses	1,190,425	175,210	198,355	310,823	1,874,813
Income/(loss) from operations	$229,524	$12,709	$10,199	$(118,779)	$133,653

Capital expenditures	$43,513	$21,506	$11,025	$10,263	$86,307

For the twenty-six weeks ended July 1, 2025

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$1,355,991	$174,240	$177,602	$175,189	$1,883,022

Costs and expenses:
Food and beverage costs	295,032	38,250	38,943	35,879	408,104
Labor expenses	464,632	65,436	65,007	69,519	664,594
Other operating costs and expenses	352,746	46,677	52,794	49,930	502,147
General and administrative expenses	—	—	—	118,710	118,710
Depreciation and amortization expenses	32,422	5,872	6,299	8,349	52,942
Impairment of assets and lease termination expenses	271	—	315	14	600
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	631	1,379	2,010
Preopening costs	4,908	4,626	4,995	2,605	17,134
Total costs and expenses	1,150,011	160,861	168,984	286,385	1,766,241
Income/(loss) from operations	$205,980	$13,379	$8,618	$(111,196)	$116,781

Capital expenditures	$47,588	$11,126	$10,748	$14,903	$84,365

The following table presents information related to segment assets (in thousands):

	June 30, 2026	December 30, 2025
Total assets:
The Cheesecake Factory Restaurants	$1,518,985	$1,636,027
North Italia	467,198	441,827
Other FRC	477,440	447,978
Other	830,551	735,840
Total	$3,294,174	$3,261,672

12.   Subsequent Events

On July 23, 2026, our Board declared a quarterly cash dividend of $0.30 per share to be paid on August 25, 2026, to the stockholders of record of each share of our common stock at the close of business on August 11, 2026.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”), including in our CSR report, the effects of geopolitical and macroeconomic factors, including evolving government policies and global trade dynamics, on our financial condition and our results of operations, financial guidance and projections, as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, share repurchases, capital structure and leverage, corporate strategy, potential price increases, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage market risks and cost pressures, including increasing wage rates and insurance costs, and increase margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand The Cheesecake Factory internationally; support the growth of North Italia, Flower Child and additional brands within our Fox Restaurant Concepts (“Other FRC”) restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including government shutdowns, trade policy, changes in interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; pandemics and related containment measures, including the potential for quarantines or restriction on in-person dining; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia, Flower Child and Other FRC restaurants; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development and related permitting; compliance with debt covenants; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; changes in laws impacting our business; adverse weather conditions and natural disasters in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties that may cause results to differ materially from those set forth in such statements.

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

The impact of ongoing geopolitical and macroeconomic events, including evolving government policies and global trade and tariff dynamics, could lead to issues such as further wage inflation, product and services cost inflation, disruptions in the supply chain, staffing challenges, shifts in consumer behavior and delays in new restaurant openings. Adverse weather conditions and natural disasters may further exacerbate a number of these factors. For more information regarding the risks to our business relating to the geopolitical and macroeconomic events, see Part II, Item 1A of this report, “Risk Factors,” and “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 30, 2025.

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 375 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (217 locations), North Italia® (51 locations), Flower Child® (44 locations) and additional brands within our FRC portfolio (57 locations). Internationally, 36 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs	21.8	21.6	21.7	21.7
Labor expenses	34.1	34.9	34.8	35.3
Other operating costs and expenses	26.5	26.8	26.8	26.7
General and administrative expenses	6.4	6.1	6.5	6.3
Depreciation and amortization expenses	2.8	2.8	2.8	2.8
Impairment of assets and lease termination expenses	0.0	0.0	0.0	0.0
Acquisition-related contingent consideration, compensation and amortization expenses	0.1	0.1	0.1	0.1
Preopening costs	0.7	0.9	0.6	0.9
Total costs and expenses	92.4	93.2	93.3	93.8
Income from operations	7.6	6.8	6.7	6.2
Interest expense, net	(0.1)	(0.3)	(0.2)	(0.3)
Loss on extinguishment of debt,	—	—	—	(0.8)
Other income, net	0.0	0.0	(0.0)	(0.0)
Income before income taxes	7.5	6.5	6.5	5.1
Income tax provision	0.9	0.8	0.6	0.4
Net income	6.6%	5.7%	5.9%	4.7%

Thirteen Weeks Ended June 30, 2026 Compared to Thirteen Weeks Ended July 1, 2025

Revenues

Revenues increased 7.7% to $1,029.6 million for the fiscal quarter ended June 30, 2026 compared to $955.8 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales and additional revenue related to new restaurant openings.

The Cheesecake Factory Restaurants sales increased 6.8% to $729.5 million for the second quarter of fiscal 2026, compared to $683.3 million for the second quarter of fiscal 2025. Average sales per restaurant operating week increased 6.2% to $259,785 in the second quarter of fiscal 2026 from $244,544 in the second quarter of fiscal 2025. Total operating weeks at The Cheesecake Factory Restaurants increased 0.5% to 2,808 in the second quarter of fiscal 2026 compared to 2,794 in the prior year. The Cheesecake Factory comparable sales increased by 5.8%, or $38.9 million, from the second quarter of fiscal 2025. The increase from the second quarter of fiscal 2025 was primarily driven by an increase in average check of 3.1% (based on an increase of 3.0% in menu pricing and a 0.1% positive change from menu mix) and higher customer traffic of 2.7%. We implemented effective menu price increases of approximately 1.5% in both the first quarter of fiscal 2026 and the third quarter of fiscal 2025, respectively. We are in the process of implementing approximately a 1.5% menu price increase in the third quarter of fiscal 2026. Sales through the off-premise channel comprised approximately 21% of our restaurant sales during both the second quarter of fiscal 2026 and fiscal 2025.

North Italia sales increased 8.4% to $98.4 million for the second quarter of fiscal 2026, compared to $90.8 million for the second quarter of fiscal 2025. Average sales per restaurant operating week decreased 1.6% to $151,446 in the second quarter of fiscal 2026 from $153,949 in the second quarter of fiscal 2025. Total operating weeks at North Italia increased 10.2% to 650 in the second quarter of fiscal 2026 compared to 590 in the prior year. North Italia comparable sales decreased approximately 3% from the second quarter of fiscal 2025. The decrease from fiscal 2025 was primarily driven by decreased customer traffic of 5%, partially offset by an increase in average check of 2% (based on an increase of 3% in menu pricing and a 1% negative impact from mix). We implemented effective menu price increases of approximately 1.0% and 1.5% in the second quarter of fiscal 2026 and fourth quarter of fiscal 2025, respectively.

Flower Child sales increased 17.5% to $56.6 million for the second quarter of fiscal 2026, compared to $48.2 million for the second quarter of fiscal 2025. Flower Child sales per restaurant operating week increased 10.8% to $101,252 in the second quarter of fiscal 2026 from $91,400 in the second quarter of fiscal 2025. Total operating weeks at Flower Child increased 6.1% to 559 in the second quarter of fiscal 2026 compared to 527 in the prior year. Flower Child comparable sales increased approximately 13% from the second quarter of fiscal 2025. The increase from the second quarter of fiscal 2025 includes an increase of 3% in menu pricing.

Other FRC sales increased 15.4% to $104.0 million for the second quarter of fiscal 2026, compared to $90.2 million for the second quarter of fiscal 2025. Other FRC average sales per restaurant operating week increased 3.9% to $142,120 in the second quarter of fiscal 2026 from $136,841 in the second quarter of fiscal 2025. Total operating weeks at Other FRC increased 11.1% to 732 in the second quarter of fiscal 2026 compared to 659 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. As of June 30, 2026, there were six The Cheesecake Factory Restaurants, nine North Italia restaurants and eight Flower Child locations not yet in their respective comparable sales bases. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party bakery customers. As a percentage of revenues cost of sales were 21.8% and 21.6% in the second quarters of fiscal 2026 and 2025, respectively, primarily due to higher meat, produce and seafood costs (0.7%), partially offset by lower dairy pricing (0.4%)

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 34.1% and 34.9% in the second quarters of fiscal 2026 and 2025, respectively. This decrease was primarily due to sales leverage and associated productivity gains (0.6%).

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, and incentive compensation, as well as bakery production overhead. As a percentage of revenues, other operating costs and expenses were 26.5% and 26.8% in the second quarter of fiscal 2026 and 2025, respectively. This variance was primarily driven by sales leverage (0.3%) and lower insurance costs (0.3%), partially offset by higher marketing costs (0.3%)

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.4% and 6.1% in the second quarter of fiscal 2026 and 2025, respectively. This variance was primarily driven by higher legal fees (0.1%) and higher stock-based compensation expense (0.1%).

Impairment of Assets and Lease Termination Expenses

During the second quarter of fiscal 2026, we recorded impairment of assets and lease termination expenses of $0.1 million primarily related to lease termination costs for one Grand Lux Cafe location. During the second quarter of fiscal 2025, we recorded impairment of assets and lease termination expenses of $0.2 million primarily related to lease termination costs for one The Cheesecake Factory location.

Preopening Costs

Preopening costs were $7.0 million and $9.0 million in the second quarter of fiscal 2026 and 2025, respectively. We opened two North Italia, one Flower Child and one Other FRC locations in the second quarter of fiscal 2026 compared to two The Cheesecake Factory, one North Italia, three Flower Child and two Other FRC locations in the second quarter of fiscal 2025. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Preopening costs also include expenses for maintaining a roster of trained managers for pending opening and the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Income Tax Provision

Our effective income tax rate was 11.1% and 11.9% for the second quarter of fiscal 2026 and 2025, respectively. The decrease was primarily due to non-deductible costs in fiscal 2025 associated with the repurchase of our 2026 Notes (1.2%), higher non-taxable gains in the current fiscal quarter as compared to the comparable prior period on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan (0.6%), a greater tax benefit in the current fiscal quarter from foreign intangibles income (0.4%) and a greater tax windfall in the current fiscal quarter related to equity compensation (0.3%). The decrease was also impacted by the effect of applying a lower estimated annual effective tax rate in the second quarter of fiscal 2026 compared to the first quarter of fiscal 2026, whereas the estimated annual effective tax rate increased from the first quarter to the second quarter of fiscal 2025, resulting in an unfavorable impact in the comparable prior year period (0.9%). These factors were partially offset by leverage on higher annual forecasted income before taxes, predominantly related to employment credits (1.8%) and a change to our reserve for uncertain tax positions (0.8%).

Twenty-Six Weeks Ended June 30, 2026 Compared to Twenty-Six Weeks Ended July 1, 2025

Revenues increased 6.7% to $2,008.5 million for the first six months ended June 30, 2026 compared to $1,883.0 million for the comparable prior year period, primarily due to additional revenue related to new restaurant openings and an increase in comparable restaurant sales.

The Cheesecake Factory Restaurants sales increased 4.7% to $1,419.9 million for the first six months of fiscal 2026, compared to $1,356.0 million for the first six months of fiscal 2025. Average sales per restaurant operating week increased 4.1% to $252,480 in the first six months of fiscal 2026 from $242,618 in the first six months of fiscal 2025. Total operating weeks at The Cheesecake Factory Restaurants increased 0.6% to 5,624 in the first six months of fiscal 2026 compared to 5,589 in the prior year. The Cheesecake Factory comparable sales increased by 3.7%, or $49.2 million, from the first six months of fiscal 2025. The increase from the first six months of fiscal 2025 was primarily driven by an increase in average check of 3.1% (based on an increase of 3.2% in menu pricing, partially offset by a 0.1% negative change from menu mix) and higher customer traffic of 0.6%. Sales through the off-premise channel comprised approximately 22% and 21% of our restaurant sales during the first six months of fiscal 2026 and fiscal 2025, respectively.

North Italia sales increased 7.9% to $187.9 million for the first six months of fiscal 2026, compared to $174.2 million for the first six months of fiscal 2025. Average sales per restaurant operating week decreased 2.7% to $147,388 in the first six months of fiscal 2026 from $151,513 in the first six months of fiscal 2025. Total operating weeks at North Italia increased 10.9% to 1,275 in the first six months of fiscal 2026 compared to 1,150 in the prior year. North Italia comparable sales decreased approximately 3% from the first six months of fiscal 2025. The decrease from fiscal 2025 was primarily driven by decreased customer traffic of 5%, partially offset by an increase in average check of 2% (based on an increase of 3% in menu pricing, partially offset by a 1% negative impact from mix).

Flower Child sales increased 19.2% to $109.2 million for the first six months of fiscal 2026, compared to $91.6 million for the first six months of fiscal 2025. Flower Child sales per restaurant operating week increased 8.9% to $97,894 in the first six months of fiscal 2026 from $89,920 in the first six months of fiscal 2025. Total operating weeks at Flower Child increased 9.5% to 1,116 in the first six months of fiscal 2026 compared to 1,019 in the prior year. Flower Child comparable sales increased approximately 11% from fiscal 2025. The increase from fiscal 2025 includes an increase of 3% in menu pricing.

Other FRC sales increased 17.4% to $208.6 million for the first six months of fiscal 2026, compared to $177.6 million for the first six months of fiscal 2025. Other FRC average sales per restaurant operating week increased 3.9% to $143,632 in the first six months of fiscal 2026 from $138,212 in the first six months of fiscal 2025. Total operating weeks at Other FRC increased 13.0% to 1,452 in the first six months of fiscal 2026 compared to 1,285 in the prior year.

Food and Beverage Costs

As a percentage of revenues cost of sales were 21.7% in the first six months of both fiscal 2026 and 2025, primarily due to higher meat, produce and seafood costs (0.7%), partially offset by lower dairy pricing (0.6%)

Labor Expenses

As a percentage of revenues, labor expenses were 34.8% and 35.3% in the first six months of fiscal 2026 and 2025, respectively. This decrease was primarily due to sales leverage and associated productivity gains (0.5%).

G&A Expenses

As a percentage of revenues, G&A expenses were 6.4% and 6.3% in the first six months of fiscal 2026 and 2025, respectively. This variance was primarily driven by higher legal fees (0.1%).

Impairment of Assets and Lease Termination Expenses

During the first six months of fiscal 2026, we recorded impairment of assets and lease termination expenses of $1.0 million primarily related to lease termination costs for two The Cheesecake Factory, two Grand Lux Cafe and one Other FRC location. During the first six months of fiscal 2025, we recorded impairment of assets and lease termination expenses of $0.6 million primarily related to lease termination costs for one The Cheesecake Factory and one Other FRC location.

Preopening Costs

Preopening costs were $12.4 million and $17.1 million in the first six months of fiscal 2026 and 2025, respectively. We opened three North Italia, two Flower Child and two Other FRC locations in the first six months of fiscal 2026 compared to two The Cheesecake Factory, four North Italia, six Flower Child and four Other FRC locations in the first half of fiscal 2025.

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

Income Tax Provision

Our effective income tax rate was 9.5% and 9.3% for the first six months of fiscal 2026 and 2025, respectively. The increase was primarily due to leverage on higher annual forecasted income before taxes, primarily due to employment credits (2.4%), a change to our reserve for uncertain tax positions (0.6%) and an increase in non-deductible executive compensation (0.5%). These factors were partially offset by non-deductible costs in fiscal 2025 associated with the repurchase of our 2026 Notes (1.2%), a greater tax windfall in the first six months of fiscal 2026 as compared to the comparable prior period related to equity compensation (1.2%) and higher non-taxable gains in the first six months of 2026 as compared to the comparable prior period on our investments in variable life insurance contracts used to support our non-qualified deferred compensation plan (0.6%).

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

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025

Net income	$68,394	$54,812	$117,942	$87,753
Impairment of assets and lease termination expenses	124	222	953	600
Acquisition-related contingent consideration, compensation and amortization expenses	1,235	1,012	2,437	2,010
Loss on extinguishment of debt (1)	—	—	—	15,891
Uncertain tax positions (2)	310	—	310	—
Tax effect of adjustments (3)	(353)	(321)	(882)	(4,811)
Adjusted net income	$69,710	$55,725	$120,760	$101,443
Diluted net income per share	$1.41	$1.14	$2.43	$1.80
Impairment of assets and lease termination expenses	0.00	0.00	0.02	0.01
Acquisition-related contingent consideration, compensation and amortization expenses	0.03	0.02	0.05	0.04
Loss on extinguishment of debt (1)	—	—	—	0.33
Uncertain tax positions (2)	0.01	—	0.01	—
Tax effect of adjustments (3)	(0.01)	(0.01)	(0.02)	(0.10)
Adjusted diluted net income per share (4)	$1.44	$1.16	$2.49	$2.08
(1)	See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.
(2)

Represents a change to a reserve for uncertain tax positions taken in prior years related to tenant improvement allowances and Section 199 deductions. Uncertain tax positions taken in a tax return are recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by tax authorities based on technical merits, taking into account available administrative remedies and litigation.

(3)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(4)	Adjusted net income per share may not add due to rounding.

Following is a reconciliation from net income to EBITDA and adjusted EBITDA measures (in thousands):

	Thirteen	Thirteen	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025	June 30, 2026	July 1, 2025

Net income	$68,394	$54,812	$117,942	$87,753
Depreciation and amortization expenses	29,103	26,860	57,087	52,942
Interest expense, net	2,057	2,873	4,052	5,201
Income tax provision	8,509	7,417	12,312	8,959
EBITDA	$108,063	$91,962	$191,393	$154,855
Impairment of assets and lease termination expenses	124	222	953	600
Acquisition-related contingent consideration, compensation and amortization expenses	1,235	1,012	2,437	2,010
Loss on extinguishment of debt	—	—	—	15,891
Stock-based compensation (1)	8,761	7,189	15,775	14,770
Adjusted EBITDA	$118,183	$100,385	$210,558	$188,126
(1)	See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of stock-based compensation.

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

During the first six months of fiscal 2026, our cash and cash equivalents decreased by $20.5 million to $195.2 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Twenty-Six	Twenty-Six
	Weeks Ended	Weeks Ended
	June 30, 2026	July 1, 2025
Cash provided by operating activities	$188.9	$135.8
Additions to property and equipment	(86.3)	(84.4)
Repayment on credit facility	—	(110.0)
Proceeds from long-term convertible debt	—	575.0
Repayment on long-term convertible debt, including premium on extinguishment	(69.0)	(289.8)
Issuance cost associated with long-term debt	(1.4)	(16.5)
Proceeds from exercise of options	7.3	23.0
Common stock dividends paid	(29.9)	(26.8)
Treasury stock purchases, inclusive of excise tax	(29.4)	(141.5)

Cash Provided by Operating Activities

Cash flows from operations increased by $53.1 million from the first six months of fiscal 2025 primarily due to net income after excluding the non-cash activity, lower accounts and other receivable balances, timing of operating lease commencements, higher payables and inventory movement, partially offset by increased payment of deferred consideration and compensation related to the FRC acquisition in excess of acquisition-date fair value and higher income taxes paid. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $46.7 million and $44.0 million for the first six months of fiscal 2026 and 2025, respectively. Capital expenditures also included $35.1 million and $33.6 million for our existing restaurants and $4.5 million and $6.8 million for bakery and corporate capacity and infrastructure investments, in the first six months of fiscal 2026 and 2025, respectively.

We opened seven restaurants in the first six months of fiscal 2026 comprised of three North Italia, two Flower Child and two Other FRC locations compared to 16 restaurants in the first six months of fiscal 2025 comprised of two The Cheesecake Factory, four North Italia, six Flower Child and four Other FRC locations. We expect to open as many as 26 new restaurants in fiscal 2026 across our portfolio of concepts. We anticipate approximately $210 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. This estimate includes new restaurant construction expenses, some of which may be classified as operating lease assets instead of additions to property and equipment in the statement of cash flows.

Revolving Credit Facility

On March 26, 2026, we entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Revolver Facility, which matures on March 26, 2031, provides us with revolving loan commitments that total $400 million, of which $85 million may be used for issuances of letters of credit and $10 million for swingline loans. The Revolver Facility contains (i) a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments and (ii) a feature that permits the letter of credit issuers thereunder to increase their letter of credit sublimits by $25 million in the aggregate. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. As of June 30, 2026, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility.

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

2030 Convertible Senior Notes

On February 28, 2025, we issued $575.0 million in aggregate principal amount of convertible senior notes (“2030 Notes”), which will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. The net proceeds from the sale of the 2030 Notes were approximately $558.5 million after deducting issuance costs of $16.5 million. As of June 30, 2026, the 2030 Notes had a balance of $562.9 million, net of unamortized issuance costs of $12.1 million. As of June 30, 2026, the conversion rate for the 2030 Notes was 14.1514 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.66 per share of common stock. In connection with the cash dividend that was declared by our Board on July 23, 2026, we will, on August 11, 2026, adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2030 Notes in accordance with the terms. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.)

2026 Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes (“2026 Notes”). The net proceeds from the sale of the 2026 Notes were approximately $334.9 million after deducting issuance costs of $10.1 million. On February 28, 2025, we used part of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $276.0 million aggregate principal amount of the 2026 Notes in a privately-negotiated transaction for aggregate consideration of $289.8 million, which included a premium of $13.8 million. During the second quarter of fiscal 2026, noteholders converted $0.1 million aggregate principal amount of the 2026 Notes which we settled in cash, including payment of accrued interest. The 2026 Notes matured on June 15, 2026 and we repaid in cash the remaining outstanding principal balance of $69.0 million, together with all accrued interest. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.)

Common Stock Dividends

Common stock dividends of $29.9 million and $26.8 million were paid in the six months of fiscal 2026 and 2025, respectively. As further discussed in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, in July 2026, our Board declared a quarterly dividend to be paid in August 2026. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

On February 12, 2026, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 66.0 million shares. Under this authorization, we have cumulatively repurchased 60.4 million shares at a total cost of $2,012.1 million, excluding excise tax, through June 30, 2026. We repurchased 0.5 million shares at a cost of $28.5 million, excluding excise tax, during the first six months of fiscal 2026. We repurchased 2.6 million shares at a cost of $141.5 million, excluding excise tax, during the first six months of fiscal 2025.

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

As of June 30, 2026, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2026 and 2027, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of June 30, 2026, we had no hedging contracts in place.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the second quarter of fiscal 2026 and 2025, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.2 million and $2.0 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Loan Agreement that is indexed to market rates. As of June 30, 2026 and December 30, 2025, we had no outstanding borrowings under the Loan Agreement. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified deferred compensation plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at June 30, 2026 and December 30, 2025, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $3.6 million and $3.2 million at June 30, 2026 and December 30, 2025, respectively.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended June 30, 2026 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share (2)	or Programs	Programs
April 1 — May 5, 2026	107	$58.18	89	5,647
May 6 — June 2, 2026	50	59.91	50	5,597
June 3 — June 30, 2026	2	63.80	2	5,595
Total	159		141
(1)	The total number of shares purchased include 17,973 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.
(2)	The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

On February 12, 2026, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 66.0 million shares. Under this authorization, we have cumulatively repurchased 60.4 million shares at a total cost of $2,012.1 million, excluding excise tax, through June 30, 2026 with 0.2 million shares repurchased at a cost of $9.3 million, excluding excise tax, during the second quarter of fiscal 2026. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Item 5.   Other Information.

During the fiscal quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/ Furnished with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	8-K	000-20574	3.1	6/4/24
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated, amended and restated on October 26,2022	8-K	000-20574	3.1	11/1/22
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Furnished herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
104	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in iXBRL (included with Exhibit 101)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2026	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)