Form 10-Q
period 2026-09-29
CHEESECAKE FACTORY INC
filed 2026-11-02
CIK 887596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2026

or

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

As of October 26, 2026, 49,855,413 shares of the registrant’s Common Stock, $.01 par value per share, were outstanding.

THE CHEESECAKE FACTORY INCORPORATED

PART I — FINANCIAL INFORMATION

Item 1.        Financial Statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 29,	December 30,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$249,269	$215,729
Accounts and other receivables	86,120	109,718
Income taxes receivable	30,658	20,702
Inventories	51,868	53,969
Prepaid expenses	51,165	54,710
Total current assets	469,080	454,828
Property and equipment, net	937,230	869,696
Other assets:
Intangible assets, net	252,046	251,806
Operating lease assets	1,548,650	1,444,753
Other	242,404	240,589
Total other assets	2,043,100	1,937,148
Total assets	$3,449,410	$3,261,672

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80,694	$62,714
Gift card liabilities	176,386	212,859
Operating lease liabilities	177,084	167,348
Other accrued expenses	320,832	265,275
Current portion of long-term debt	563,713	68,815
Total current liabilities	1,318,709	777,011

Long-term debt	—	561,259
Operating lease liabilities	1,404,351	1,332,413
Other noncurrent liabilities	152,284	154,562
Total liabilities	2,875,344	2,825,245
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value, 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value, 250,000,000 shares authorized; 110,267,614 shares issued and 49,836,356 shares outstanding at September 29, 2026 and 109,546,812 shares issued and 49,635,893 shares outstanding at December 30, 2025	1,103	1,095
Additional paid-in capital	1,042,404	1,008,155
Retained earnings	1,547,613	1,412,942
Treasury stock inclusive of excise tax, 60,431,258 and 59,910,919 shares at cost at September 29, 2026 and December 30, 2025, respectively	(2,015,649)	(1,984,722)
Accumulated other comprehensive loss	(1,405)	(1,043)
Total stockholders’ equity	574,066	436,427
Total liabilities and stockholders’ equity	$3,449,410	$3,261,672

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025

Revenues	$1,033,440	$907,226	$3,041,906	$2,790,248

Costs and expenses:
Food and beverage costs	218,919	197,654	655,016	605,758
Labor expenses	359,758	322,774	1,059,002	987,368
Other operating costs and expenses	285,791	255,724	822,832	757,871
General and administrative expenses	66,645	58,996	196,168	177,706
Depreciation and amortization expenses	29,175	27,419	86,262	80,361
Impairment of assets and lease termination expenses/(income)	8	(104)	961	496
Acquisition-related contingent consideration, compensation and amortization (income)/expenses	(12,889)	910	(10,452)	2,920
Preopening costs	11,160	6,584	23,591	23,718
Total costs and expenses	958,567	869,957	2,833,380	2,636,198
Income from operations	74,873	37,269	208,526	154,050
Interest expense, net	(1,988)	(2,247)	(6,040)	(7,448)
Loss on extinguishment of debt	—	—	—	(15,891)
Other income, net	520	459	1,173	1,482
Income before income taxes	73,405	35,481	203,659	132,193
Income tax provision	12,105	3,582	24,417	12,541
Net income	$61,300	$31,899	$179,242	$119,652

Net income per share:
Basic	$1.31	$0.68	$3.84	$2.55
Diluted (Note 10)	$1.19	$0.66	$3.62	$2.46

Weighted-average shares outstanding:
Basic	46,775	46,608	46,663	46,842
Diluted	51,473	48,616	49,487	48,633

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025

Net income	$61,300	$31,899	$179,242	$119,652
Other comprehensive gain/(loss):
Foreign currency translation adjustment	84	(251)	(362)	375
Other comprehensive gain/(loss)	84	(251)	(362)	375
Total comprehensive income	$61,384	$31,648	$178,880	$120,027

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except per share data)

(Unaudited)

For the thirty-nine weeks ended September 29, 2026:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	Loss	Total
Balance, December 30, 2025	109,547	$1,095	$1,008,155	$1,412,942	$(1,984,722)	$(1,043)	$436,427
Net income	—	—	—	49,548	—	—	49,548
Foreign currency translation adjustment	—	—	—	—	—	(203)	(203)
Cash dividends declared common stock, net of forfeitures, $0.30 per share	—	—	—	(14,685)	—	—	(14,685)
Stock-based compensation	472	5	7,062	—	—	—	7,067
Common stock issued under stock-based compensation plans	6	—	241	—	—	—	241
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(19,169)	—	(19,169)
Balance, March 31, 2026	110,025	$1,100	$1,015,458	$1,447,805	$(2,003,891)	$(1,246)	$459,226
Net income	—	—	—	68,394	—	—	68,394
Foreign currency translation adjustment	—	—	—	—	—	(243)	(243)
Cash dividends declared common stock, net of forfeitures, $0.30 per share	—	—	—	(14,966)	—	—	(14,966)
Stock-based compensation, net of forfeitures	(3)	—	8,815	—	—	—	8,815
Common stock issued under stock-based compensation plans	155	2	7,042	—	—	—	7,044
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(9,321)	—	(9,321)
Other	—	—	9	—	—	—	9
Balance, June 30, 2026	110,177	$1,102	$1,031,324	$1,501,233	$(2,013,212)	$(1,489)	$518,958
Net income	—	—	—	61,300	—	—	61,300
Foreign currency translation adjustment	—	—	—	—	—	84	84
Cash dividends declared common stock, net of forfeitures, $0.30 per share	—	—	—	(14,920)	—	—	(14,920)
Stock-based compensation, net of forfeitures	(9)	—	7,089	—	—	—	7,089
Common stock issued under stock-based compensation plans	100	1	3,991	—	—	—	3,992
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(2,437)	—	(2,437)
Balance, September 29, 2026	110,268	$1,103	$1,042,404	$1,547,613	$(2,015,649)	$(1,405)	$574,066

For the thirty-nine weeks ended September 30, 2025:

						Accumulated
			Additional			Other
	Common Stock		Paid-in	Retained	Treasury	Comprehensive
	Shares	Amount	Capital	Earnings	Stock	(Loss)/Income	Total
Balance, December 31, 2024	108,388	$1,084	$956,107	$1,317,828	$(1,829,953)	$(1,611)	$443,455
Net income	—	—	—	32,941	—	—	32,941
Foreign currency translation adjustment	—	—	—	—	—	10	10
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,081)	—	—	(13,081)
Stock-based compensation	574	6	7,629	—	—	—	7,635
Common stock issued under stock-based compensation plans	230	2	10,801	—	—	—	10,803
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(142,358)	—	(142,358)
Balance, April 1, 2025	109,192	$1,092	$974,537	$1,337,688	$(1,972,311)	$(1,601)	$339,405
Net income	—	—	—	54,812	—	—	54,812
Foreign currency translation adjustment	—	—	—	—	—	616	616
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,338)	—	—	(13,338)
Stock-based compensation, net of forfeitures	(17)	—	7,248	—	—	—	7,248
Common stock issued under stock-based compensation plans	274	2	12,178	—	—	—	12,180
Treasury stock purchases, inclusive of excise tax	—	—	—	—	25	—	25
Balance, July 1, 2025	109,449	$1,094	$993,963	$1,379,162	$(1,972,286)	$(985)	$400,948
Net income	—	—	—	31,899	—	—	31,899
Foreign currency translation adjustment	—	—	—	—	—	(251)	(251)
Cash dividends declared common stock, net of forfeitures, $0.27 per share	—	—	—	(13,406)	—	—	(13,406)
Stock-based compensation, net of forfeitures	16	—	5,719	—	—	—	5,719
Common stock issued under stock-based compensation plans	37	1	1,624	—	—	—	1,625
Treasury stock purchases, inclusive of excise tax	—	—	—	—	(1,185)	—	(1,185)
Balance, September 30, 2025	109,502	$1,095	$1,001,306	$1,397,655	$(1,973,471)	$(1,236)	$425,349

See the accompanying notes to the condensed consolidated financial statements.

THE CHEESECAKE FACTORY INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$179,242	$119,652
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expenses	86,262	80,361
Impairment of assets and lease termination expenses/(income)	346	(17)
Loss on debt extinguishment	—	15,891
Deferred income taxes	13,770	5,401
Stock-based compensation	22,810	20,442
Payment of deferred consideration and compensation in excess of acquisition-date fair value	(13,229)	(8,714)
Changes in assets and liabilities:
Accounts and other receivables	35,724	20,694
Income taxes receivable/payable	(9,956)	(675)
Inventories	2,098	1,116
Prepaid expenses	3,516	(4,612)
Operating lease assets/liabilities	(22,141)	(13,076)
Other assets	(13,868)	(15,492)
Accounts payable	1,273	(4,703)
Gift card liabilities	(36,469)	(37,462)
Other accrued expenses	64,360	47,568
Cash provided by operating activities	313,738	226,374
Cash flows from investing activities:
Additions to property and equipment	(144,238)	(121,048)
Additions to intangible assets	(789)	(906)
Cash used in investing activities	(145,027)	(121,954)
Cash flows from financing activities:
Repayments on credit facility	—	(110,000)
Proceeds from long-term convertible debt	—	575,000
Repayment on long-term convertible debt, including premium on extinguishment	(68,992)	(289,800)
Issuance costs associated with long-term debt	(1,350)	(16,503)
Proceeds from exercise of stock options	11,277	24,608
Common stock dividends paid	(44,117)	(39,410)
Treasury stock purchases, inclusive of excise tax	(31,801)	(142,722)
Cash (used in)/provided by financing activities	(134,983)	1,173
Foreign currency translation adjustment	(188)	209
Net change in cash and cash equivalents	33,540	105,802
Cash and cash equivalents at beginning of period	215,729	84,176
Cash and cash equivalents at end of period	$249,269	$189,978

Supplemental disclosures:
Interest paid	$12,596	$8,382
Income taxes paid (1)	$22,567	$7,672
Construction payable	$38,800	$15,920
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

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

In recent years, our operating results have been impacted by geopolitical and macroeconomic events, which caused supply chain challenges and significantly increased commodity and wage inflation. Commodity and wage inflation began returning to more historical levels in fiscal 2024.

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

The following tables present the components and classification of our assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	September 29, 2026
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$140,169	$—	$—
Non-qualified deferred compensation liabilities	(140,095)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	—

	December 30, 2025
	Level 1	Level 2	Level 3
Assets/(Liabilities)
Non-qualified deferred compensation assets	$126,142	$—	$—
Non-qualified deferred compensation liabilities	(125,208)	—	—
Acquisition-related contingent consideration and compensation liabilities	—	—	(24,628)

The following table presents a reconciliation of the beginning and ending amounts of the fair value of the acquisition-related contingent consideration and compensation liabilities categorized as Level 3 (in thousands):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025

Beginning balance	$24,628	$20,155
Payment	(13,229)	(8,714)
Change in fair value	(11,399)	1,973
Ending balance	$—	$13,414

The fair value of the acquisition-related contingent consideration and compensation liability was based on estimated future revenues, margins and probability of achievement, recent performance, discount rate and has no minimum or maximum payment. During the first nine months of fiscal 2026, the fair value of the contingent consideration and compensation liability decreased by $24.6 million to zero due to a payment of $13.2 million per the Fox Restaurant Concepts LLC (“FRC”) acquisition agreement and a reduction of $13.2 million in the fair value due to a revised assessment that achievement would not be met based on recent performance, partially offset by $1.8 million of amortization. During the first nine months of fiscal 2025, the fair value of the contingent consideration and compensation liability decreased by $6.7 million to $13.4 million due to a payment of $8.7 million per the FRC acquisition agreement, partially offset by $2.0 million of amortization.

The fair values of our cash and cash equivalents, accounts and other receivables, income taxes receivable, prepaid expenses, accounts payable, income taxes payable and other accrued liabilities approximate their carrying amounts due to their short duration. The fair value of our Revolver Facility (as defined below) approximates carrying value due to the variable interest rate.

As of September 29, 2026, we had $575.0 million aggregate principal amount of convertible senior notes due 2030 (“2030 Notes”) outstanding. The 2030 Notes became convertible at the option of the noteholders on September 30, 2026, remain convertible through December 29, 2026, and are classified as a current liability in the condensed consolidated balance sheets as of September 29, 2026. See Note 5 for further discussion of the 2030 Notes, including noteholder conversion rights prior to maturity. The estimated fair value of the 2030 Notes based on a market approach as of September 29, 2026, was approximately $923.4 million and was determined based on the estimated or actual bids and offers of the 2030 Notes in an over-the-counter market on the last business day of the reporting period. The increase in the fair value of the 2030 Notes was primarily due to an increase in our stock price from the date of the issuance of the 2030 Notes.

3.   Inventories

Inventories consisted of (in thousands):

	September 29, 2026	December 30, 2025
Restaurant food and supplies	$28,220	$28,736
Bakery finished goods and work in progress	12,822	14,896
Bakery raw materials and supplies	10,826	10,337
Total	$51,868	$53,969

4.   Gift Cards

The following tables present information related to gift cards (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Gift card liabilities:
Beginning balance	$183,451	$196,293	$212,859	$226,810
Activations	19,845	21,042	64,007	71,186
Redemptions and breakage	(26,910)	(27,983)	(100,480)	(108,644)
Ending balance	$176,386	$189,352	$176,386	$189,352

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Gift card contract assets: (1)
Beginning balance	$15,915	$16,289	$17,958	$18,447
Deferrals	2,347	2,472	7,290	7,673
Amortization	(3,594)	(3,659)	(10,580)	(11,018)
Ending balance	$14,668	$15,102	$14,668	$15,102
(1)	Included in prepaid expenses on the condensed consolidated balance sheets.

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

As of December 30, 2025, we had net availability for borrowings of $366.5 million, based on no outstanding debt balance and $33.5 million in standby letters of credit under the Revolver Facility. As of September 29, 2026, we had net availability for borrowings of $336.0 million, based on no outstanding debt balance and $64.0 million in standby letters of credit under the Revolver Facility.

Under the Revolver Facility, we are subject to the following financial covenants as of the last day of each fiscal quarter: (i) a maximum ratio of net adjusted debt to earnings before interest, tax, depreciation and amortization and rent (“EBITDAR”) (the “Net Adjusted Leverage Ratio”) of 4.25 to 1.00 and (ii) a minimum ratio of EBITDAR to interest and rent expense (“EBITDAR Ratio”) of 1.90 to 1.00. The Net Adjusted Leverage Ratio includes a rental expense multiplier of six. As of September 29, 2026, we were in compliance with all the foregoing covenants in effect at that date.

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

The 2030 Notes accrue interest at a rate of 2.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2025. The 2030 Notes will mature on March 15, 2030, unless earlier repurchased, redeemed or converted. Before November 15, 2029, noteholders will have the right to convert their 2030 Notes only upon the occurrence of certain events, including, but not limited to, the Company’s common stock trading above 130% of the conversion price for a specific period, the 2030 Notes per $1,000 in principal amount trading below 98% of the product of the trading price of the Company’s common stock and the conversion rate for a specific period, and certain fundamental changes to corporate structure. From and after November 15, 2029, noteholders may convert their 2030 Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. We will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of our common stock. The kind and amount of consideration due upon conversion will be determined based on the conversion value of the 2030 Notes, measured proportionately for each trading day in an “Observation Period” (as defined in the 2030 Indenture) consisting of 35 trading days, and settled following the completion of that Observation Period. The consideration due in respect of each trading day in the Observation Period will consist of cash, up to at least the proportional amount of the principal amount being converted, and any excess of the proportional conversion value for that trading day that will not be settled in cash will be settled in shares of our common stock. The initial conversion rate is 14.1377 shares of our common stock per $1,000 principal amount of 2030 Notes, which represents an initial conversion price of approximately $70.73 per share of our common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events but will not be adjusted for regular quarterly dividends that do not exceed the dividend threshold (initially equal to $0.27 per share of common stock as defined in the 2030 Indenture). In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2030 Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time. As of September 29, 2026, the conversion rate for the 2030 Notes was 14.1552 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.65 per share of common stock. In connection with the cash dividend that was declared by our Board of Directors (“Board”) on October 21, 2026, we will, on November 10, 2026, adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2030 Notes in accordance with the terms. As the last reported sale price per share of our common stock exceeded 130% of the conversion price for the 2030 Notes for at least 20 trading days during the 30 consecutive trading days ending on, and including, September 29, 2026, the 2030 Notes are convertible by holders at their option during the fiscal quarter ending December 29, 2026, and are classified as a current liability in the condensed consolidated balance sheets as of September 29, 2026.

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

As of September 29, 2026, the 2030 Notes had a gross principal balance of $575.0 million and a balance of $563.7 million, net of unamortized issuance costs of $11.3 million. The net carrying value of the 2030 Notes is included in current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet. As of September 29, 2026, the if-converted value of the 2030 Notes exceeded the gross principal value by $298.7 million. Total amortization expense was $0.8 million and $2.5 million during the thirteen and thirty-nine weeks ended September 29, 2026, respectively, and was included in interest expense, net in the condensed consolidated statements of income. Total amortization expense was $0.8 million and $1.9 million during the thirteen and thirty-nine weeks ended September 30, 2025, respectively. The effective interest rate for the 2030 Notes was 2.57% as of September 29, 2026.

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

The 2026 Notes accrued interest at a rate of 0.375% per annum, payable semi-annually in arrears on June 15 and December 15 of each year, beginning on December 15, 2021. Prior to maturity, the net carrying value of the 2026 Notes was included in current portion of long-term debt within total current liabilities on the condensed consolidated balance sheet. There was no amortization expense during the thirteen weeks ended September 29, 2026. Total amortization expense was $0.2 million during the thirty-nine weeks ended September 29, 2026. Total amortization expense was $0.1 million and $0.6 million during the thirteen and thirty-nine weeks ended September 30, 2025, respectively. Prior to maturity, the effective interest rate for the 2026 Notes was 0.96%.

6.   Leases

Components of lease expense were as follows (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Operating	$45,273	$42,646	$132,957	$125,628
Variable	26,352	22,327	76,442	69,262
Short-term	45	37	125	118
Total	$71,670	$65,010	$209,524	$195,008

Supplemental information related to leases (in thousands):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$131,107	$123,540
Right-of-use assets obtained in exchange for new operating lease liabilities	141,934	100,047

7.   Commitments and Contingencies

On December 11, 2023, a former restaurant hourly employee filed a class action lawsuit in the California Superior Court, County of San Diego, alleging that the Company violated the California Labor Code by failing to properly pay hourly wages and overtime, provide meal and rest periods, and furnish compliant wage statements, among other claims. The plaintiff also asserts claims under the California Private Attorneys General Act. Corona v. The Cheesecake Factory Restaurants, Inc., et al., Case No. 37-2023-00053498-CU-OE-CTL. A similar lawsuit covering a different time period and difference classes of employees was also filed in Ventura County on October 25,2023. Aguirre v. The Cheesecake Factory Restaurants, Inc., et al., Case No. 2023CUOE015868. The parties participated in voluntary mediation in September 2026, and mediation efforts remain ongoing; if mediation is unsuccessful, we intend to vigorously defend against this action. Based upon the current status of this matter, we have reserved an immaterial amount.

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

On June 7, 2024, the Internal Revenue Service issued its examination report for tax years 2015 through 2020 in which it proposed to disallow a portion of our depreciation deductions and domestic production activity deductions and to assess penalties. On August 12, 2024, we submitted protest memoranda indicating our disagreement with a majority of the findings in the examination report, and our case came under the jurisdiction of the Appeals Division (“Appeals”). Appeals conferences were held during fiscal 2025, and the matter was resolved for an immaterial amount in fiscal 2026.

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

8.   Stockholders’ Equity

Common Stock – Dividends and Share Repurchases

On July 23, 2026, our Board declared a quarterly cash dividend of $0.30 per share which was paid on August 25, 2026, to the stockholders of record of each share of our common stock at the close of business on August 11, 2026. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and such other factors that the Board considers relevant. (See Notes 5 and 12 for further discussion of our debt and dividends declared subsequent to September 29, 2026, respectively.)

On February 12, 2026, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 66.0 million shares. Under this authorization, we have cumulatively repurchased 60.4 million shares at a total cost of $2,014.5 million, excluding excise tax, through September 29, 2026, with 29,777 shares and 0.5 million shares repurchased at a cost of $2.4 million and $30.9 million, excluding excise tax, during the thirteen and thirty-nine weeks ended September 29, 2026, respectively. Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that result from equity compensation grants over the long-term, and to opportunistically supplement our earnings per share growth.

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

The following table presents information related to stock-based compensation, net of forfeitures (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025

Labor expenses	$1,570	$1,975	$7,195	$6,954
Other operating costs and expenses	47	68	245	268
General and administrative expenses	5,418	3,629	15,370	13,220
Total stock-based compensation	7,035	5,672	22,810	20,442
Income tax benefit	1,735	1,389	5,623	5,018
Total stock-based compensation, net of taxes	$5,300	$4,283	$17,187	$15,424

Capitalized stock-based compensation (1)	$54	$47	$161	$160
(1)	It is our policy to capitalize the portion of stock-based compensation costs for our internal development department that relates to capitalizable activities such as the design and construction of new restaurants, remodeling existing locations and equipment installation. Capitalized stock-based compensation is included in property and equipment, net on the consolidated balance sheets.

Stock Options

We did not grant any stock options during the third quarter of fiscal 2026 and fiscal 2025. Stock option activity during the thirty-nine weeks ended September 29, 2026 was as follows:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Term	Intrinsic Value (1)
	(In thousands)	(Per share)	(In years)	(In thousands)
Outstanding at December 30, 2025	471	$41.08	4.1	$4,203.7
Granted	—	—
Exercised	(261)	43.14
Forfeited or cancelled	—	—
Outstanding at September 29, 2026	210	$38.49	5.3	$14,405.8

Exercisable at September 29, 2026	145	$39.49	4.4	$9,806.2
(1)	Aggregate intrinsic value is calculated as the difference between our closing stock price at fiscal period end and the exercise price, multiplied by the number of in-the-money options and represents the pre-tax amount that would have been received by the option holders, had they all exercised their options on the fiscal period-end date.

The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended September 29, 2026 was $6.1 million and $8.9 million, respectively. The total intrinsic value of options exercised during the thirteen and thirty-nine weeks ended September 30, 2025 was $0.8 million and $5.0 million, respectively. As of September 29, 2026, total unrecognized stock-based compensation expense related to unvested stock options was $0.7 million, which we expect to recognize over a weighted-average period of approximately 2.1 years.

Restricted Shares and Restricted Share Units

Restricted share and restricted share unit activity during the thirty-nine weeks ended September 29, 2026 was as follows:

		Weighted-
		Average
	Shares	Fair Value
	(In thousands)	(Per share)
Outstanding at December 30, 2025	3,176	$41.31
Granted	549	61.43
Vested	(619)	42.83
Forfeited	(90)	41.67
Outstanding at September 29, 2026	3,016	$44.65

Fair value of our restricted shares and restricted share units is based on our closing stock price on the date of grant. The weighted average fair value for restricted shares and restricted share units issued during the third quarter of fiscal 2026 and 2025 was $85.68 and $68.51, respectively. The fair value of shares that vested during the thirteen and thirty-nine weeks ended September 29, 2026 was $2.3 million and $26.5 million, respectively. The fair value of shares that vested during the thirteen and thirty-nine weeks ended September 30, 2025 was $2.1 million and $26.5 million, respectively. As of September 29, 2026, total unrecognized stock-based compensation expense related to unvested restricted shares and restricted share units was $70.3 million, which we expect to recognize over a weighted-average period of approximately 2.5 years.

10.   Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period, reduced by unvested restricted stock awards. As of September 29, 2026 and September 30, 2025, an aggregate of 3.0 million and 3.1 million shares of restricted stock and restricted stock units issued were unvested, respectively, and, therefore, excluded from the calculation of basic earnings per share for the fiscal periods ended on those dates.

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

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025

	(In thousands, except per share data)
Net income	$61,300	$31,899	$179,242	$119,652

Basic weighted-average shares outstanding	46,775	46,608	46,663	46,842
Dilutive effect of equity awards (1)	2,354	2,008	2,043	1,791
Dilutive effect of convertible debt (2)	2,344	—	781	—
Diluted weighted-average shares outstanding	51,473	48,616	49,487	48,633

Basic net income per share	$1.31	$0.68	$3.84	$2.55

Diluted net income per share	$1.19	$0.66	$3.62	$2.46
(1)	Shares of common stock equivalents related to outstanding stock options, restricted stock and restricted stock units of 0.1 million and 1.1 million for September 29, 2026, and September 30, 2025, respectively, were excluded from the diluted calculation due to their anti-dilutive effect.
(2)	In the event of the conversion of our 2030 Notes, the principal portion will be settled in cash with any conversion consideration in excess of the principal portion settled in cash and/or shares of our common stock at our option. Therefore, only the amounts expected to be settled in excess of the principal portion are considered dilutive. Accordingly, the 2030 Notes have been included in the diluted calculation because the average market price of our common stock exceeded the conversion price as of September 29, 2026. No shares of common stock equivalents related to the 2026 Notes were included in the diluted calculation due to their anti-dilutive effect.

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

Segment information is presented below (in thousands):

For the thirteen weeks ended September 29, 2026

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$754,374	$92,993	$90,313	$95,760	$1,033,440

Costs and expenses:
Food and beverage costs	162,224	20,461	19,932	16,302	218,919
Labor expenses	250,934	35,770	36,366	36,688	359,758
Other operating costs and expenses	200,495	26,825	29,848	28,623	285,791
General and administrative expenses	—	—	—	66,645	66,645
Depreciation and amortization expenses	17,357	3,620	3,697	4,501	29,175
Impairment of assets and lease termination expenses	—	—	—	8	8
Acquisition-related contingent consideration, compensation and amortization expenses/(income)	—	—	316	(13,205)	(12,889)
Preopening costs	3,762	2,235	3,749	1,414	11,160
Total costs and expenses	634,772	88,911	93,908	140,976	958,567
Income/(loss) from operations	$119,602	$4,082	$(3,595)	$(45,216)	$74,873

Capital expenditures	$27,997	$11,211	$9,896	$8,827	$57,931

For the thirteen weeks ended September 30, 2025

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$651,375	$83,482	$78,017	$94,352	$907,226

Costs and expenses:
Food and beverage costs	140,859	18,091	17,360	21,344	197,654
Labor expenses	225,885	31,312	30,885	34,692	322,774
Other operating costs and expenses	178,249	24,100	25,926	27,449	255,724
General and administrative expenses	—	—	—	58,996	58,996
Depreciation and amortization expenses	16,841	3,060	3,288	4,230	27,419
Impairment of assets and lease termination (income)/expenses	33	—	(178)	41	(104)
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	316	594	910
Preopening costs	1,610	1,003	3,623	348	6,584
Total costs and expenses	563,477	77,566	81,220	147,694	869,957
Income/(loss) from operations	$87,898	$5,916	$(3,203)	$(53,342)	$37,269

Capital expenditures	$16,348	$7,709	$5,776	$6,850	$36,683

For the thirty-nine weeks ended September 29, 2026

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$2,174,323	$280,912	$298,867	$287,804	$3,041,906

Costs and expenses:
Food and beverage costs	472,056	63,026	66,151	53,783	655,016
Labor expenses	726,671	106,325	114,854	111,152	1,059,002
Other operating costs and expenses	567,163	77,928	91,754	85,987	822,832
General and administrative expenses	—	—	—	196,168	196,168
Depreciation and amortization expenses	52,053	10,438	10,660	13,111	86,262
Impairment of assets and lease termination expenses	568	—	5	388	961
Acquisition-related contingent consideration, compensation and amortization expenses/(income)	—	—	947	(11,399)	(10,452)
Preopening costs	6,686	6,404	7,892	2,609	23,591
Total costs and expenses	1,825,197	264,121	292,263	451,799	2,833,380
Income/(loss) from operations	$349,126	$16,791	$6,604	$(163,995)	$208,526

Capital expenditures	$71,510	$32,717	$20,921	$19,090	$144,238

For the thirty-nine weeks ended September 30, 2025

	The
	Cheesecake
	Factory	North	Other
	Restaurants	Italia	FRC	Other	Total
Revenues	$2,007,366	$257,722	$255,619	$269,541	$2,790,248

Costs and expenses:
Food and beverage costs	435,891	56,341	56,303	57,223	605,758
Labor expenses	690,517	96,748	95,892	104,211	987,368
Other operating costs and expenses	530,995	70,777	78,720	77,379	757,871
General and administrative expenses	—	—	—	177,706	177,706
Depreciation and amortization expenses	49,263	8,932	9,587	12,579	80,361
Impairment of assets and lease termination expenses	304	—	137	55	496
Acquisition-related contingent consideration, compensation and amortization expenses	—	—	947	1,973	2,920
Preopening costs	6,518	5,629	8,618	2,953	23,718
Total costs and expenses	1,713,488	238,427	250,204	434,079	2,636,198
Income/(loss) from operations	$293,878	$19,295	$5,415	$(164,538)	$154,050

Capital expenditures	$63,936	$18,835	$16,524	$21,753	$121,048

The following table presents information related to segment assets (in thousands):

	September 29, 2026	December 30, 2025
Total assets:
The Cheesecake Factory Restaurants	$1,655,295	$1,636,027
North Italia	487,886	441,827
Other FRC	508,935	447,978
Other	797,294	735,840
Total	$3,449,410	$3,261,672

12.   Subsequent Events

On October 21, 2026, our Board declared a quarterly cash dividend of $0.30 per share to be paid on November 24, 2026, to the stockholders of record of each share of our common stock at the close of business on November 10, 2026.

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

These statements may be contained in our filings with the SEC, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers. These statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (together with the Securities Act, the “Acts”). This includes, without limitation, statements regarding corporate social responsibility (“CSR”), including in our CSR report, the effects of geopolitical and macroeconomic factors, including evolving government policies and global trade dynamics, on our financial condition and our results of operations, financial guidance and projections, as well as expectations of our future financial condition, results of operations, sales, target growth rates, cash flows, quarterly dividends, share repurchases, capital structure and leverage, corporate strategy, potential price increases, plans, targets, goals, objectives, performance, growth potential, competitive position and business, and statements regarding our ability to: leverage our competitive strengths, including developing and investing in new restaurant concepts and expanding The Cheesecake Factory® brand to other retail opportunities; maintain our aggregate sales volumes; deliver comparable sales growth; provide a differentiated experience to customers; outperform the casual dining industry and increase our market share; leverage sales increases and manage flow through; manage market risks and cost pressures, including increasing wage rates and insurance costs, and increase margins; grow earnings; remain relevant to consumers; attract and retain qualified management and other staff; increase shareholder value; find suitable sites and manage increasing construction costs; profitably expand our concepts domestically and in Canada, and work with our licensees to expand The Cheesecake Factory internationally; support the growth of North Italia, Flower Child and additional brands within our Fox Restaurant Concepts (“Other FRC”) restaurants; and utilize our capital effectively. These forward-looking statements may be affected by various factors including: economic, public health and political conditions that impact consumer confidence and spending, including government shutdowns, trade policy, changes in interest rates, periods of heightened inflation and market instability, and armed conflicts; supply chain disruptions; demonstrations, political unrest, potential damage to or closure of our restaurants and potential reputational damage to us or any of our brands; public health crises, including the potential for quarantines or restrictions affecting in-person dining; acceptance and success of The Cheesecake Factory in international markets; acceptance and success of North Italia, Flower Child and Other FRC restaurants; the risks of doing business abroad through Company-owned restaurants and/or licensees; foreign exchange rates, tariffs and cross border taxation; changes in unemployment rates; increases in minimum wages and benefit costs; the economic health of our landlords and other tenants in retail centers in which our restaurants are located, and our ability to successfully manage our lease arrangements with landlords; the economic health of suppliers, licensees, vendors and other third parties providing goods or services to us; the timing of our new unit development and related permitting; compliance with debt covenants; our ability to satisfy our obligations under our convertible senior notes due 2030; strategic capital allocation decisions including with respect to share repurchases or dividends; the ability to achieve projected financial results; the resolution of uncertain tax positions with the Internal Revenue Service and the impact of tax reform legislation; changes in laws impacting our business; adverse weather conditions and natural disasters in regions in which our restaurants are located; factors that are under the control of government agencies, landlords and other third parties; the risks, costs and uncertainties associated with opening new restaurants; and other risks and uncertainties detailed from time to time in our filings with the SEC. Such forward-looking statements include all other statements that are not historical facts, as well as statements that are preceded by, followed by or that include words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should” and similar expressions. These statements are based on our current expectations and involve risks and uncertainties that may cause results to differ materially from those set forth in such statements.

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

Geopolitical and Other Macroeconomic Impacts to our Operating Environment

In recent years, our operating results were impacted by geopolitical and macroeconomic events, which caused supply chain challenges and significantly increased commodity and wage inflation. Commodity and wage inflation began returning to more historical levels in fiscal 2024.

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

General

The Cheesecake Factory Incorporated is a leader in experiential dining. We are culinary forward and relentlessly focused on hospitality. We currently own and operate 384 restaurants throughout the United States and Canada under brands including The Cheesecake Factory® (218 locations), North Italia® (53 locations), Flower Child® (47 locations) and additional brands within our FRC portfolio (60 locations). Internationally, 35 The Cheesecake Factory® restaurants operate under licensing agreements. Our bakery division operates two facilities that produce quality cheesecakes and other baked products for our restaurants, international licensees and third-party bakery customers.

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

For The Cheesecake Factory concept, our strategy is to increase comparable restaurant sales by growing average check while maintaining customer traffic. We strive to accomplish this by (1) continuing to offer innovative, high quality menu items that offer customers a wide range of options in terms of flavor, price and value, (2) focusing on service and hospitality with the goal of delivering an exceptional dining experience and (3) continuing to provide our customers with convenient options for off-premise dining. We continue to support these efforts through a number of initiatives, including menu innovation, increasing customer throughput in our restaurants, leveraging our gift card program, partnering with a third party to provide delivery services for our restaurants, increasing customer awareness of our online ordering capabilities and improving the pick-up experience, augmenting our marketing programs, including our Cheesecake Rewards® program, increasing engagement across social media channels, and expanding the reach of organic content, enhancing our training programs and leveraging insights from our customer satisfaction measurement platform.

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

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025
Revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Food and beverage costs	21.2	21.8	21.5	21.7
Labor expenses	34.8	35.6	34.8	35.4
Other operating costs and expenses	27.7	28.2	27.1	27.2
General and administrative expenses	6.4	6.5	6.4	6.4
Depreciation and amortization expenses	2.8	3.0	2.8	2.9
Impairment of assets and lease termination expenses	0.0	0.0	0.0	0.0
Acquisition-related contingent consideration, compensation and amortization (income)/expenses	(1.2)	0.1	(0.3)	0.1
Preopening costs	1.1	0.7	0.8	0.8
Total costs and expenses	92.8	95.9	93.1	94.5
Income from operations	7.2	4.1	6.9	5.5
Interest expense, net	(0.2)	(0.3)	(0.2)	(0.2)
Loss on extinguishment of debt	—	—	—	(0.6)
Other income, net	0.1	0.1	(0.0)	(0.0)
Income before income taxes	7.1	3.9	6.7	4.7
Income tax provision	1.2	0.4	0.8	0.4
Net income	5.9%	3.5%	5.9%	4.3%

Thirteen Weeks Ended September 29, 2026 Compared to Thirteen Weeks Ended September 30, 2025

Revenues

Revenues increased 13.9% to $1,033.4 million for the fiscal quarter ended September 29, 2026 compared to $907.2 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales and additional revenue related to new restaurant openings.

The Cheesecake Factory Restaurants sales increased 15.8% to $754.4 million for the third quarter of fiscal 2026, compared to $651.4 million for the third quarter of fiscal 2025. Average sales per restaurant operating week increased 15.4% to $267,698 in the third quarter of fiscal 2026 from $231,971 in the third quarter of fiscal 2025. Total operating weeks at The Cheesecake Factory Restaurants increased 0.4% to 2,818 in the third quarter of fiscal 2026 compared to 2,808 in the prior year. The Cheesecake Factory comparable sales increased by 15.2%, or $97.0 million, from the third quarter of fiscal 2025. The increase from the third quarter of fiscal 2025 was primarily driven by higher customer traffic of 9.5% and an increase in average check of 5.7% (based on an increase of 2.4% in menu pricing and a 3.3% positive change from menu mix). We implemented effective menu price increases of approximately 1.5% in both the first and third quarters of fiscal 2026. Sales through the off-premise channel comprised approximately 21% of our restaurant sales during both the third quarters of fiscal 2026 and fiscal 2025.

North Italia sales increased 11.4% to $93.0 million for the third quarter of fiscal 2026, compared to $83.5 million for the third quarter of fiscal 2025. Average sales per restaurant operating week decreased 0.1% to $139,421 in the third quarter of fiscal 2026 from $139,601 in the third quarter of fiscal 2025. Total operating weeks at North Italia increased 11.5% to 667 in the third quarter of fiscal 2026 compared to 598 in the prior year. North Italia comparable sales decreased approximately 3% from the third quarter of fiscal 2025. The decrease from fiscal 2025 was primarily driven by decreased customer traffic of 5%, partially offset by an increase in average check of 2% (based on an increase of 2% in menu pricing and no impact from menu mix). We implemented effective menu price increases of approximately 1.0% and 1.3% in the second quarter of fiscal 2026 and fourth quarter of fiscal 2025, respectively. We are in the process of implementing approximately a 1.0% price increase in the fourth quarter of fiscal 2026.

Flower Child sales increased 17.3% to $56.5 million for the third quarter of fiscal 2026, compared to $48.1 million for the third quarter of fiscal 2025. Flower Child sales per restaurant operating week increased 10.6% to $97,499 in the third quarter of fiscal 2026 from $88,159 in the third quarter of fiscal 2025. Total operating weeks at Flower Child increased 6.0% to 579 in the third quarter of fiscal 2026 compared to 546 in the prior year. Flower Child comparable sales increased approximately 11% from the third quarter of fiscal 2025. The increase from the third quarter of fiscal 2025 includes an increase of 2% in menu pricing.

Other FRC sales increased 15.8% to $90.3 million for the third quarter of fiscal 2026, compared to $78.0 million for the third quarter of fiscal 2025. Other FRC average sales per restaurant operating week increased 3.9% to $120,097 in the third quarter of fiscal 2026 from $115,581 in the third quarter of fiscal 2025. Total operating weeks at Other FRC increased 11.4% to 752 in the third quarter of fiscal 2026 compared to 675 in the prior year.

Restaurants become eligible to enter the comparable sales base in their 19th month of operation. As of September 29, 2026, there were five The Cheesecake Factory Restaurants, eight North Italia restaurants and six Flower Child locations not yet in their respective comparable sales bases. International licensed locations and restaurants that are no longer in operation, including those which we have relocated, are excluded from comparable sales calculations.

Food and Beverage Costs

Food and beverage costs consist of raw materials and ingredients used in the food and beverage products sold in our restaurants and to our third-party bakery customers. As a percentage of revenues cost of sales were 21.2% and 21.8% in the third quarters of fiscal 2026 and 2025, respectively, primarily due to lower dairy pricing (0.8%) and a lower proportion of sales to external bakery customers (0.3%), partially offset by higher meat and seafood costs (0.5%).

Labor Expenses

As a percentage of revenues, labor expenses, which include restaurant-level labor costs and bakery production labor, including associated fringe benefits, were 34.8% and 35.6% in the third quarters of fiscal 2026 and 2025, respectively. This decrease was primarily due to sales leverage (0.6%).

Other Operating Costs and Expenses

Other operating costs and expenses consist of all other restaurant-level operating costs, the major components of which are occupancy expenses (rent, common area expenses, insurance, licenses, taxes and utilities), dining room and to-go supplies, repairs and maintenance, janitorial expenses, credit card processing fees, marketing including delivery commissions, and incentive compensation, as well as bakery production overhead. As a percentage of revenues, other operating costs and expenses were 27.7% and 28.2% in the third quarters of fiscal 2026 and 2025, respectively. This variance was primarily driven by sales leverage (0.6%) and lower insurance costs (0.3%), partially offset by higher incentive compensation expenses (0.4%) and electricity costs (0.1%)

G&A Expenses

G&A expenses consist of the restaurant management recruiting and training program, restaurant field supervision, corporate support and bakery administrative organizations, as well as gift card commissions to third-party distributors. As a percentage of revenues, G&A expenses were 6.4% and 6.5% in the third quarters of fiscal 2026 and 2025, respectively. This variance was primarily driven by lower professional fees largely attributable to timing shift with respect to our general managers’ conference (0.3%), partially offset by higher stock-based compensation expense (0.1%), relocation costs (0.1%) and incentive compensation expense (0.1%).

Acquisition-Related Contingent Consideration, Compensation and Amortization (Income)/Expense

In the third quarters of fiscal 2026 and 2025, we recorded $12.9 million of income and $0.9 million of expense, respectively, of acquisition-related contingent consideration, compensation and amortization. In the third quarter of fiscal 2026, we recorded a $13.2 million decrease in the fair value of the contingent consideration and compensation liability primarily due to a revised assessment that achievement would not be met based on recent performance, partially offset by $0.3 million of amortization. In the third quarter of fiscal 2025, we recorded $0.9 million of amortization.

Preopening Costs

Preopening costs were $11.2 million and $6.6 million in the third quarters of fiscal 2026 and 2025, respectively. We opened two The Cheesecake Factory, one North Italia, one Flower Child and two Other FRC locations in the third quarter of fiscal 2026 compared to two Other FRC locations in the third quarter of fiscal 2025. Restaurant-level preopening costs include all costs to relocate and compensate restaurant management staff members during the preopening period, costs to recruit and train hourly restaurant staff members, and wages, travel and lodging costs for our opening training team and other support staff members. Preopening costs also include expenses for maintaining a roster of trained managers for pending opening and the associated temporary housing and other costs necessary to relocate managers in alignment with future restaurant opening and operating needs. Preopening costs can fluctuate significantly from period to period based on the number, mix and timing of restaurant openings and the specific preopening costs incurred for each restaurant.

Income Tax Provision

Our effective income tax rate was 16.5% and 10.1% for the third quarter of fiscal 2026 and 2025, respectively. The increase was primarily due to the effect of applying a higher estimated annual effective tax rate in the third quarter of fiscal 2026 than in the second quarter of fiscal 2026, whereas the estimated annual effective tax rate decreased from the second quarter to the third quarter of fiscal 2025 resulting in a favorable impact in the comparable prior year period (6.3%). The increase was also impacted by deleverage on higher annual forecasted income before taxes, predominantly related to employment credits (3.9%). These factors were partially offset by a greater tax windfall in the current fiscal quarter related to equity compensation (2.1%) and non-deductible costs in fiscal 2025 associated with the repurchase of our 2026 Notes (1.0%).

Thirty-Nine Weeks Ended September 29, 2026 Compared to Thirty-Nine Weeks Ended September 30, 2025

Revenues increased 9.0% to $3,041.9 million for the first nine months ended September 29, 2026 compared to $2,790.2 million for the comparable prior year period, primarily due to an increase in comparable restaurant sales and additional revenue related to new restaurant openings.

The Cheesecake Factory Restaurants sales increased 8.3% to $2,174.3 million for the first nine months of fiscal 2026, compared to $2,007.4 million for the first nine months of fiscal 2025. Average sales per restaurant operating week increased 7.7% to $257,560 in the first nine months of fiscal 2026 from $239,058 in the first nine months of fiscal 2025. Total operating weeks at The Cheesecake Factory Restaurants increased 0.5% to 8,442 in the first nine months of fiscal 2026 compared to 8,397 in the prior year. The Cheesecake Factory comparable sales increased by 7.5%, or $146.3 million, from the first nine months of fiscal 2025. The increase from the first nine months of fiscal 2025 was primarily driven by an increase in average check of 4.0% (based on an increase of 2.9% in menu pricing and a 1.1% positive change from menu mix) and higher customer traffic of 3.3%. Sales through the off-premise channel comprised approximately 21% of our restaurant sales during both the first nine months of fiscal 2026 and fiscal 2025.

North Italia sales increased 9.0% to $280.9 million for the first nine months of fiscal 2026, compared to $257.7 million for the first nine months of fiscal 2025. Average sales per restaurant operating week decreased 1.9% to $144,651 in the first nine months of fiscal 2026 from $147,438 in the first nine months of fiscal 2025. Total operating weeks at North Italia increased 11.1% to 1,942 in the first nine months of fiscal 2026 compared to 1,748 in the prior year. North Italia comparable sales decreased approximately 3% from the first nine months of fiscal 2025. The decrease from fiscal 2025 was primarily driven by decreased customer traffic of 5%, partially offset by an increase in average check of 2% (based on an increase of 3% in menu pricing, partially offset by a 1% negative impact from menu mix).

Flower Child sales increased 18.6% to $165.7 million for the first nine months of fiscal 2026, compared to $139.8 million for the first nine months of fiscal 2025. Flower Child sales per restaurant operating week increased 9.5% to $97,759 in the first nine months of fiscal 2026 from $89,305 in the first nine months of fiscal 2025. Total operating weeks at Flower Child increased 8.3% to 1,695 in the first nine months of fiscal 2026 compared to 1,565 in the prior year. Flower Child comparable sales increased approximately 11% from fiscal 2025. The increase from fiscal 2025 includes an increase of 2% in menu pricing.

Other FRC sales increased 16.9% to $298.9 million for the first nine months of fiscal 2026, compared to $255.6 million for the first nine months of fiscal 2025. Other FRC average sales per restaurant operating week increased 4.0% to $135,602 in the first nine months of fiscal 2026 from $130,418 in the first nine months of fiscal 2025. Total operating weeks at Other FRC increased 12.4% to 2,204 in the first nine months of fiscal 2026 compared to 1,960 in the prior year.

Food and Beverage Costs

As a percentage of revenues cost of sales were 21.5% and 21.7% in the first nine months of fiscal 2026 and 2025, respectively primarily due to lower dairy pricing (0.6%), partially offset by higher meat and seafood costs (0.5%).

Labor Expenses

As a percentage of revenues, labor expenses were 34.8% and 35.4% in the first nine months of fiscal 2026 and 2025, respectively. This decrease was primarily due to sales leverage and associated productivity gains (0.5%).

Other Operating Costs and Expenses

As a percentage of revenues, other operating costs and expenses were 27.1% and 27.2% in the first nine months of fiscal 2026 and 2025, respectively. This variance was primarily driven by sales leverage (0.3%) and lower insurance costs (0.2%), partially offset by higher incentive compensation expenses (0.1%) and electricity costs (0.1%).

Impairment of Assets and Lease Termination Expenses/(Income)

During the first nine months of fiscal 2026, we recorded impairment of assets and lease termination expenses of $1.0 million primarily related to lease termination costs for two The Cheesecake Factory, two Grand Lux Cafe and one Other FRC location. During the first nine months of fiscal 2025, we recorded impairment of assets and lease termination expenses of $0.5 million primarily related to lease termination costs for one The Cheesecake Factory and one Other FRC location.

Acquisition-Related Contingent Consideration, Compensation and Amortization Income (Expense)

In the first nine months of fiscal 2026 and 2025, we recorded $10.5 million of income and $2.9 million of expense, respectively, of acquisition-related contingent consideration, compensation and amortization. In the first nine months of fiscal 2026, we recorded a $13.2 million decrease in the fair value of the contingent consideration and compensation liability primarily due to a revised assessment that achievement would not be met based on recent performance, partially offset by $2.7 million of amortization. In the first nine months of fiscal 2025, we recorded $2.9 million of amortization.

Preopening Costs

Preopening costs were $23.6 million and $23.7 million in the first nine months of fiscal 2026 and 2025, respectively. We opened two The Cheesecake Factory, four North Italia, three Flower Child and four Other FRC locations in the first nine months of fiscal 2026 compared to two The Cheesecake Factory, four North Italia, six Flower Child and six Other FRC locations in the first nine months of fiscal 2025.

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

Income Tax Provision

Our effective income tax rate was 12.0% and 9.5% for the first nine months of fiscal 2026 and 2025, respectively. The increase was primarily due to deleverage on higher annual forecasted income before taxes, primarily due to employment credits (5.0%), partially offset by a greater tax windfall in the first nine months of fiscal 2026 as compared to the comparable prior period related to equity compensation (1.5%) and non-deductible costs in fiscal 2025 associated with the repurchase of our 2026 Notes (1.0%).

Non-GAAP Measures

Adjusted net income, adjusted diluted net income per share and adjusted earnings before interest, tax, depreciation and amortization (“EBITDA”) are supplemental measures of our performance that are not required by or presented in accordance with GAAP. These non-GAAP measures may not be comparable to similarly-titled measures used by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. We calculate these non-GAAP measures by eliminating from net income and diluted net income per common share, the impact of items we do not consider indicative of our ongoing operations. Additionally, EBITDA and adjusted EBITDA exclude the impact of certain non-cash transactions. We use these non-GAAP financial measures for financial and operational decision-making and as a means to evaluate period-to-period comparisons. Our inclusion of these adjusted measures should not be construed as an indication that our future results will be unaffected by unusual or infrequent items. In the future, we may incur expenses or generate income similar to the adjusted items.

Following is a reconciliation from net income and diluted net income per share to the corresponding adjusted measures (in thousands, except per share data):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025

Net income	$61,300	$31,899	$179,242	$119,652
Impairment of assets and lease termination expenses/(income)	8	(104)	961	496
Acquisition-related contingent consideration, compensation and amortization (income)/expenses(1)	(12,889)	910	(10,452)	2,920
Loss on extinguishment of debt (2)	—	—	—	15,891
Uncertain tax positions (3)	553	717	863	717
Tax effect of adjustments (4)	3,349	(210)	2,468	(5,020)
Adjusted net income	$52,321	$33,212	$173,082	$134,656
Diluted net income per share	$1.19	$0.66	$3.62	$2.46
Impairment of assets and lease termination expenses/(income)	0.00	0.00	0.02	0.01
Acquisition-related contingent consideration, compensation and amortization (income)/expenses(1)	(0.25)	0.02	(0.21)	0.06
Loss on extinguishment of debt (2)	—	—	—	0.33
Uncertain tax positions (3)	0.01	0.01	0.02	0.01
Tax effect of adjustments (4)	0.07	0.00	0.05	(0.10)
Adjusted diluted net income per share (5)	$1.02	$0.68	$3.50	$2.77
(1)	Represents changes in the fair value of the deferred consideration and contingent consideration and compensation liabilities related to the FRC acquisition, as well as amortization of acquired definite-lived licensing agreements. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.
(2)	See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.
(3)	Represents a change to a reserve for uncertain tax positions taken in prior years related to tenant improvement allowances and Section 199 deductions. Uncertain tax positions taken in a tax return are recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by tax authorities based on technical merits, taking into account available administrative remedies and litigation.
(4)	Based on the federal statutory rate and an estimated blended state tax rate, the tax effect on all adjustments assumes a 26% tax rate.
(5)	Adjusted net income per share may not add due to rounding.

Following is a reconciliation from net income to EBITDA and adjusted EBITDA measures (in thousands):

	Thirteen	Thirteen	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025	September 29, 2026	September 30, 2025

Net income	$61,300	$31,899	$179,242	$119,652
Depreciation and amortization expenses	29,175	27,419	86,262	80,361
Interest expense, net	1,988	2,247	6,040	7,448
Income tax provision	12,105	3,582	24,417	12,541
EBITDA	$104,568	$65,147	$295,961	$220,002
Impairment of assets and lease termination expenses/(income)	8	(104)	961	496
Acquisition-related contingent consideration, compensation and amortization (income)/expenses (1)	(12,889)	910	(10,452)	2,920
Loss on extinguishment of debt	—	—	—	15,891
Stock-based compensation (2)	7,035	5,672	22,810	20,442
Adjusted EBITDA	$98,722	$71,625	$309,280	$259,751
(1)	Represents changes in the fair value of the deferred consideration and contingent consideration and compensation liabilities related to the FRC acquisition, as well as amortization of acquired definite-lived licensing agreements. See Note 2 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion.
(2)	See Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of stock-based compensation.

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

During the first nine months of fiscal 2026, our cash and cash equivalents increased by $33.5 million to $249.3 million. The following table presents, for the periods indicated, a summary of our key cash flows from operating, investing and financing activities (in millions):

	Thirty-Nine	Thirty-Nine
	Weeks Ended	Weeks Ended
	September 29, 2026	September 30, 2025
Cash provided by operating activities	$313.7	$226.4
Additions to property and equipment	(144.2)	(121.0)
Repayment on credit facility	—	(110.0)
Proceeds from long-term convertible debt	—	575.0
Repayment on long-term convertible debt, including premium on extinguishment	(69.0)	(289.8)
Issuance cost associated with long-term debt	(1.4)	(16.5)
Proceeds from exercise of options	11.3	24.6
Common stock dividends paid	(44.1)	(39.4)
Treasury stock purchases, inclusive of excise tax	(31.8)	(142.7)

Cash Provided by Operating Activities

Cash flows from operations increased by $87.3 million from the first nine months of fiscal 2025 primarily due to net income after excluding the non-cash activity, higher payables and prepaid expenses movement, lower accounts and other receivable balances, partially offset by timing of operating lease commencements and increased payment of deferred consideration and compensation related to the FRC acquisition in excess of acquisition-date fair value. Typically, our requirement for working capital has not been significant since our restaurant customers pay for their food and beverage purchases in cash or cash equivalents at the time of sale, and we are able to sell many of our restaurant inventory items before payment is due to the suppliers of such items.

Property and Equipment

Capital expenditures for new restaurants, including locations under development, were $84.0 million and $62.7 million for the first nine months of fiscal 2026 and 2025, respectively. Capital expenditures also included $53.8 million and $48.6 million for our existing restaurants and $6.4 million and $9.8 million for bakery and corporate capacity and infrastructure investments, in the first nine months of fiscal 2026 and 2025, respectively.

We opened 13 restaurants in the first nine months of fiscal 2026 comprised of two The Cheesecake Factory, four North Italia, three Flower Child and four Other FRC locations compared to 18 restaurants in the first nine months of fiscal 2025 comprised of two The Cheesecake Factory, four North Italia, six Flower Child and six Other FRC locations. We expect to open as many as 26 new restaurants in fiscal 2026 across our portfolio of concepts. We anticipate approximately $210 million in capital expenditures to support this level of unit development, as well as required maintenance on our restaurants. This estimate includes new restaurant construction expenses, some of which may be classified as operating lease assets instead of additions to property and equipment in the statement of cash flows.

Revolving Credit Facility

On March 26, 2026, we entered into a Fifth Amended and Restated Loan Agreement (the “Loan Agreement” and the revolving credit facility provided thereunder, the “Revolver Facility”). The Revolver Facility, which matures on March 26, 2031, provides us with revolving loan commitments that total $400 million, of which $85 million may be used for issuances of letters of credit and $10 million for swingline loans. The Revolver Facility contains (i) a commitment increase feature that, subject to certain conditions precedent, could provide for an additional $200 million in revolving loan commitments and (ii) a feature that permits the letter of credit issuers thereunder to increase their letter of credit sublimits by $25 million in the aggregate. Our obligations under the Revolver Facility are unsecured. Certain of our material subsidiaries have guaranteed our obligations under the Revolver Facility. As of September 29, 2026, we had net availability for borrowings of $336.0 million, based on no outstanding debt balance and $64.0 million in standby letters of credit under the Revolver Facility.

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

As of September 29, 2026, the 2030 Notes had a balance of $563.7 million, net of unamortized issuance costs of $11.3 million. As the last reported sale price per share of our common stock exceeded 130% of the conversion price for the 2030 Notes for at least 20 trading days during the 30 consecutive trading days ending on, and including, September 29, 2026, the 2030 Notes are convertible by holders at their option during the fiscal quarter ending December 29, 2026 and are classified as a current liability in the condensed consolidated balance sheets as of September 29, 2026.

As of September 29, 2026, the conversion rate for the 2030 Notes was 14.1552 shares of common stock per $1,000 principal amount of the 2030 Notes, which represents a conversion price of approximately $70.65 per share of common stock. In connection with the cash dividend that was declared by our Board on October 21, 2026, we will, on November 10, 2026, adjust the conversion rate (which is expected to increase) and the conversion price (which is expected to decrease) of the 2030 Notes in accordance with the terms of the indenture governing the 2030 Notes. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.)

2026 Convertible Senior Notes

On June 15, 2021, we issued $345.0 million in aggregate principal amount of convertible senior notes due 2026 (“2026 Notes”). The net proceeds from the sale of the 2026 Notes were approximately $334.9 million after deducting issuance costs of $10.1 million. On February 28, 2025, we used part of the net proceeds from the issuance of the 2030 Notes to repurchase approximately $276.0 million aggregate principal amount of the 2026 Notes in a privately negotiated transaction for aggregate consideration of $289.8 million, which included a premium of $13.8 million. During the second quarter of fiscal 2026, noteholders converted $0.1 million aggregate principal amount of the 2026 Notes, which we settled in cash, including payment of accrued interest. The 2026 Notes matured on June 15, 2026, and we repaid in cash the remaining outstanding principal balance of $69.0 million, together with all accrued interest. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion on our debt.)

Common Stock Dividends

Common stock dividends of $44.1 million and $39.4 million were paid in the nine months of fiscal 2026 and 2025, respectively. As further discussed in Note 12 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report, in October 2026, our Board declared a quarterly dividend to be paid in November 2026. Future decisions to pay or to increase or decrease dividends are at the discretion of the Board and will be dependent on our operating performance, financial condition, capital expenditure requirements, limitations on cash distributions pursuant to the terms and conditions of the Loan Agreement and applicable law, and other such factors that the Board considers relevant.

Share Repurchases

On February 12, 2026, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 66.0 million shares. Under this authorization, we have cumulatively repurchased 60.4 million shares at a total cost of $2,014.5 million, excluding excise tax, through September 29, 2026. We repurchased 0.5 million shares at a cost of $30.9 million, excluding excise tax, during the first nine months of fiscal 2026. We repurchased 2.6 million shares at a cost of $142.7 million, excluding excise tax, during the first nine months of fiscal 2025.

Our objectives with regard to share repurchases have been to offset the dilution to our shares outstanding that results from equity compensation grants over the long-term, and to opportunistically supplement our earnings per share growth. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. Future decisions to repurchase shares are at the discretion of the Board and are based on several factors, including current and forecasted operating cash flows, capital needs associated with new restaurant development and maintenance of existing locations, dividend payments, debt levels and cost of borrowing, obligations associated with the FRC acquisition, our share price and current market conditions. The timing and number of shares repurchased are also subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Cash Flow Outlook

We believe that our cash and cash equivalents, combined with expected cash flows provided by operations and available borrowings under the Revolver Facility, will provide us with adequate liquidity for the next 12 months and the foreseeable future.

As of September 29, 2026, we had no financing transactions, arrangements or other relationships with any unconsolidated entities or related parties. Additionally, we had no financing arrangements involving synthetic leases or trading activities involving commodity contracts.

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

We attempt to negotiate short-term and long-term agreements for some of our principal commodity, supply and equipment requirements, such as certain dairy products and poultry, depending on market conditions and expected demand. While we are in the process of contracting for certain key food and non-food supplies for fiscal 2026 and 2027, these efforts may not be successful or yield our intended benefits. We continue to evaluate the possibility of entering into similar arrangements for other commodities and periodically evaluate hedging vehicles, such as direct financial instruments, to assist us in managing risk and variability associated with such commodities. As of September 29, 2026, we had no hedging contracts in place.

Commodities for which we have not entered into contracts can be subject to unforeseen supply and cost fluctuations, which at times may be significant. Additionally, the cost of commodities subject to governmental regulation, such as dairy and corn, can be especially susceptible to price fluctuation. Goods we purchase on the international market may be subject to even greater fluctuations in cost and availability, which could result from a variety of factors, including the value of the U.S. dollar relative to other currencies, international trade disputes, tariffs, geopolitical unrest and varying global demand. We may not have the ability to increase menu prices or vary menu items in response to food commodity price increases. For the third quarter of fiscal 2026 and 2025, a hypothetical increase of 1% in food costs would have negatively impacted cost of sales by $2.2 million and $2.0 million, respectively.

We are exposed to market risk from interest rate changes on our funded debt. This exposure relates to the component of the interest rate on our Loan Agreement that is indexed to market rates. As of September 29, 2026 and December 30, 2025, we had no outstanding borrowings under the Loan Agreement. (See Note 5 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our debt.)

We are also subject to market risk related to our investments in variable life insurance contracts used to support our non-qualified deferred compensation plans to the extent these investments are not equivalent to the related liability. In addition, because changes in these investments are not taxable, gains and losses result in tax benefit and tax expense, respectively, and directly affect net income through the income tax provision. Based on balances at September 29, 2026 and December 30, 2025, a hypothetical 10% decline in the market value of our deferred compensation asset and related liability would not have impacted income before income taxes. However, under such a scenario, net income would have declined by $3.6 million and $3.2 million at September 29, 2026 and December 30, 2025, respectively.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only a reasonable assurance of achieving the desired control objectives, and management was necessarily required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 29, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter ended September 29, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor set forth below updates, and should be read together with, the risk factors disclosed in our Annual Report. Except as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report.

We may be unable to raise the funds necessary to repurchase the Notes for cash following a fundamental change, or to pay the cash amounts due upon conversion, and our other indebtedness limits our ability to repurchase the Notes or pay cash upon their conversion.

Noteholders of our outstanding 2030 Notes may, subject to limited exceptions, require us to repurchase their 2030 Notes following a “fundamental change” (which is defined in the indenture governing the 2030 Notes) at a cash repurchase price generally equal to the principal amount of the 2030 Notes to be repurchased, plus accrued and unpaid interest, if any. Upon maturity of the 2030 Notes, we must pay their principal amount and accrued and unpaid interest in cash, unless they have been previously repurchased, redeemed or converted. In addition, because the last reported sale price per share of our common stock exceeded 130% of the conversion price for the 2030 Notes for at least 20 trading days during the 30 consecutive trading days ending on, and including, September 29, 2026, the 2030 Notes are convertible by holders at their option during the fiscal quarter ending December 29, 2026.

All conversions of the 2030 Notes will be settled partially or entirely in cash. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the 2030 Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the Loan Agreement or any future indebtedness may restrict our ability to repurchase the 2030 Notes or pay the cash amounts due upon conversion. For example, the Loan Agreement restricts us from paying cash upon conversion of the 2030 Notes in an amount that exceeds the sum of (i) the principal amount being converted and (ii) any payments received by us or any of our subsidiaries pursuant to the exercise, settlement or termination of any related permitted bond hedge transaction.

Furthermore, the Loan Agreement places several restrictions on our ability to repurchase the 2030 Notes upon a fundamental change. Under the Loan Agreement, we are permitted to repurchase 2030 Notes upon a fundamental change only if (i) no default or event of default exists and (ii) our pro forma net adjusted leverage ratio (as measured in accordance with the Loan Agreement) does not exceed 4.25 to 1.00 and our EBITDAR to interest and rental expense ratio (as measured in accordance with the Loan Agreement) is at least 1.90 to 1.00.

Our failure to repurchase the 2030 Notes or pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the 2030 Notes. A default under the indenture governing the 2030 Notes or the fundamental change itself could also lead to a default under the Loan Agreement and agreements governing our other or future indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under such indebtedness and the 2030 Notes.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents our purchases of our common stock during the fiscal quarter ended September 29, 2026 (in thousands, except per share data):

			Total Number of	Maximum Number
			Shares Purchased	of Shares that May
	Total Number		as Part of Publicly	Yet be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased (1)	Paid per Share (2)	or Programs	Programs
July 1 — August 4, 2026	29	$81.85	—	5,565
August 5 — September 1, 2026	—	—	—	5,565
September 2 — September 29, 2026	—	—	—	5,565
Total	29		—
(1)	The total number of shares purchased includes 29,777 shares withheld upon vesting of restricted share awards to satisfy tax withholding obligations.
(2)	The dollar value of shares repurchased excludes excise tax due under the Inflation Reduction Act of 2022.

On February 12, 2026, our Board increased the authorization to repurchase our common stock by 5.0 million shares to 66.0 million shares. Under this authorization, we have cumulatively repurchased 60.4 million shares at a total cost of $2,014.5 million, excluding excise tax, through September 29, 2026 with 29,777 shares repurchased at a cost of $2.4 million, excluding excise tax, during the third quarter of fiscal 2026. Our share repurchase program does not have an expiration date, does not require us to purchase a specific number of shares and may be modified, suspended or terminated at any time. The timing and number of shares repurchased are subject to legal constraints and financial covenants under our Loan Agreement that limit share repurchases based on a defined ratio. (See Note 8 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report for further discussion of our repurchase authorization.)

Item 5.   Other Information.

During the fiscal quarter ended September 29, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit No.	Item	Form	File Number	Incorporated by Reference from Exhibit Number	Filed/ Furnished with SEC

3.1	Restated Certificate of Incorporation of The Cheesecake Factory Incorporated	8-K	000-20574	3.1	6/4/24
3.2	Certificate of Designations of The Cheesecake Factory Incorporated, dated April 20, 2020	8-K	000-20574	3.1	4/20/20
3.3	Bylaws of The Cheesecake Factory Incorporated, amended and restated on October 26,2022	8-K	000-20574	3.1	11/1/22
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	—	—	—	Filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer	—	—	—	Filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer	—	—	—	Furnished herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Financial Officer	—	—	—	Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith
104	The cover page of The Cheesecake Factory Incorporated’s Quarterly Report on Form 10-Q for the quarter ended September 29, 2026 formatted in iXBRL (included with Exhibit 101)	—	—	—	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2026	THE CHEESECAKE FACTORY INCORPORATED

	By:	/s/ DAVID OVERTON
David Overton
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ MATTHEW E. CLARK
Matthew E. Clark
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)